Form 10-K
period 1993-12-31
BLOCKBUSTER ENTERTAINMENT CORP
filed 1994-03-31
CIK 710979

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     / X / Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For fiscal year ended December 31, 1993 or

   /   / Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from ______________ to ______________

                        Commission file number: 0-12700

                     BLOCKBUSTER ENTERTAINMENT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                75-1849418
     -------------------------------       ------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

          One Blockbuster Plaza
         Fort Lauderdale, Florida                       33301
  ----------------------------------------            ----------
  (Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: (305) 832-3000

          Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
    -----------------------------    -----------------------------------------
    Common Stock, $.10 Par Value              New York Stock Exchange
    6 5/8% Senior Notes, due 1998             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----   ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. /   /

   On March 18, 1994, the registrant had 249,049,687 outstanding shares of Common Stock, $.10 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $6,167,376,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III - Portions of Registrant's Proxy Statement relative to the 1994
              Annual Meeting of Stockholders to be held on May 24, 1994.

   Part IV - Portions of previously filed reports and registration statements.

                                     INDEX


                                                                           Page
                                                                          Number

                                    PART I.

ITEM 1.        BUSINESS                                                    3-22

ITEM 2.        PROPERTIES                                                    22

ITEM 3.        LEGAL PROCEEDINGS                                             23

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           23

                                    PART II.

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           24

ITEM 6.        SELECTED FINANCIAL DATA                                       25

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        25-40

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                41-65

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                        66

                                   PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         66-70

ITEM 11.       EXECUTIVE COMPENSATION                                        71

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                71

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                71

                                    PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K                                        71-80

                                    PART I.

Item 1.  Business

                                    GENERAL

The Company is an international entertainment company with businesses operating in the home video, music retailing and filmed entertainment industries. The Company also has investments in other entertainment related businesses. The Company was incorporated in the State of Delaware in December 1982.

                              HOME VIDEO RETAILING

Since July 1985, the Company has been engaged in the home video retailing business, which accounted for 72%, 94% and 100% of the Company's total revenue in 1993, 1992 and 1991, respectively. Over the past five years, the Company has rapidly expanded its home video operations through the development, acquisition and franchising of stores. The following table sets forth the number of video stores in operation as of December 31 for each of the years indicated:

                     1993     1992     1991     1990     1989
                     ----     ----     ----     ----     ----
Company-owned        2,698    2,215    1,235      928      637
Franchise-owned        895      912      793      654      442
                     -----    -----    -----    -----    -----
                     3,593    3,127    2,028    1,582    1,079
                     =====    =====    =====    =====    =====

Company-owned video stores at December 31, 1993 included 1,803 stores operating under the "Blockbuster Video" trade name, 775 stores operating under the "Ritz" trade name and 120 stores operating under the "Video Towne," "Alfalfa," "Movies at Home" and "Movieland" trade names which the Company acquired in November 1993 as a result of its acquisition of Super Club Retail Entertainment Corporation and subsidiaries ("Super Club"). The Blockbuster video system operates in 49 states in the United States and in nine foreign countries. All financial data, including the number of stores, has been restated to reflect the Company's merger with WJB Video Limited Partnership and certain of its affiliates ("WJB") in August 1993 in a transaction accounted for under the pooling of interests method of accounting.

THE HOME VIDEO INDUSTRY

The home video industry has experienced substantial growth since 1980. This growth is largely a result of the increase in the number of videocassette recorders ("VCRs") in use both domestically and internationally. Technological advances have improved the dependability, portability, picture quality and convenience of VCRs. Furthermore, many VCRs are now moderately priced. These factors have enhanced significantly the consumer appeal of VCRs.

According to Paul Kagan Associates, Inc., VCR unit sales in the United States have remained relatively constant during the past five years, averaging approximately 12,000,000 units per year, while VCR market penetration in the United States has grown significantly, increasing
from 53.3% in 1987 to 80.5% in 1993.   VCR penetration continues to increase in
many areas of the world in which the Company currently has operations, including Europe, the Pacific Rim and Central and South America. By the end of 1994, VCR penetration is expected to increase to approximately 77% in Australia, 74% in the United Kingdom, 75% in Canada and 72% in Japan, according to industry analysts.

The Company believes that VCR unit sales in 1994 will continue to remain strong both in the United States and foreign countries as VCR penetration and the number of households owning more than one VCR continue to increase. However, annual increases in VCR penetration levels may continue to be less than in the past as a result of the constantly increasing base of VCRs. There can be no assurance that VCR penetration will continue to increase.

The consumer market for feature and other films on prerecorded videocassette is a rental and sales market. An analysis of estimated historical and projected retail home video revenue in the United States (in billions) is as follows:

                                                 Rental   Sales     Total
                                                 ------   -----    ------
   1989 . . . . . . . . . . . . . . . . .        $ 7.1    $ 2.2    $ 9.3
   1990 . . . . . . . . . . . . . . . . .          7.6      2.8     10.4
   1991 . . . . . . . . . . . . . . . . .          7.8      3.2     11.0
   1992 . . . . . . . . . . . . . . . . .          8.3      3.7     12.0
   1993 . . . . . . . . . . . . . . . . .          8.8      4.4     13.2
   1994 . . . . . . . . . . . . . . . . .          9.4      5.0     14.4
   1995 . . . . . . . . . . . . . . . . .         10.1      5.7     15.8
   1996 . . . . . . . . . . . . . . . . .         10.6      6.3     16.9
   1997 . . . . . . . . . . . . . . . . .         11.0      7.0     18.0
   1998 . . . . . . . . . . . . . . . . .         11.5      7.7     19.2

_____________________
Source:  Paul Kagan Associates, Inc.

According to Paul Kagan Associates, Inc., total worldwide retail home video revenue was $25.3 billion in 1993, up from $23.6 billion in 1992, $22.1 billion in 1991 and $20.7 billion in 1990.

New release feature films on videocassette have generally been priced for retail sale in the United States at approximately $60 to $99. This price range tends to discourage retail consumer purchases. In recent years, movie producers have released certain new release feature films priced for retail sale at approximately $15 to $30. This price level has resulted in more unit sales in the United States for these new release feature films than would have been the case at higher retail prices. The Company believes that in the absence of additional significant reductions in feature film retail sales prices, the consumer market in the United States for videocassettes will be primarily a rental market in the foreseeable future. In the event of a significant reduction in retail sales prices, the Company would be able to devote more space in its stores for display of prerecorded videocassettes for sale, although there can be no assurance that such a change would not have a material adverse effect on the Company's results of operations.

The Company intends to increase its share of the domestic home video market as the industry continues to grow. Additional video stores are also scheduled to be opened in 1994 in various international markets, including Japan, Europe, Australia, Canada and Mexico and in other areas of Central and South America, by the Company and its franchise owners.

COMPANY HOME VIDEO OPERATIONS

The Company owns, operates and franchises Blockbuster Video stores. These stores rent and sell prerecorded videocassettes and other entertainment software, as well as sell confectionary items and video accessories. Blockbuster Video stores generally carry a comprehensive selection of 7,000 to 13,000 prerecorded videocassettes, consisting of more than 5,000 titles. The Company believes, based on industry trade publications and its informal inspection of competitors, that Blockbuster Video stores generally offer a greater number of copies of the more popular titles, have greater selection, stay open for longer hours and have faster and more convenient computerized check-in/check-out procedures than most of its competitors. The Company's home video stores do not sell video hardware. Blockbuster Video stores, however, offer customers a limited number of video hardware units for rental. Based on a survey published in the December 1993 issue of Video Store Magazine, the Company believes that the Company's and its franchise owners' systemwide revenue from the rental and sale of prerecorded videocassettes is significantly greater than that of any other home video retail chain in the United States.

The Company believes that Blockbuster Video stores are generally larger than most home video retail stores, ranging in size from approximately 3,800 to 11,500 square feet. It is the Company's current intention that all new Company-opened Blockbuster Video stores will be no less than 5,500 square feet in size and that the square footage of its smaller Blockbuster Video stores will be increased where appropriate. Company-owned Blockbuster Video stores generally are, and it is anticipated that most future stores developed by the Company will be, highly visible and located in free-standing structures or at the end of strip shopping centers with ample parking facilities. Blockbuster Video stores are designed and located to be highly visible and to attract their own customers rather than to rely solely on customers generated by neighboring stores. Based on current Blockbuster Video store design and operating criteria, each Company-owned Blockbuster Video store generally requires a capital expenditure, including purchase of initial inventories, of between $375,000 and $700,000, depending on the size and location of the store, leasehold improvement costs and the number of videocassettes and other products stocked for rental and sale.

The proprietary computer software used in each Blockbuster Video store has been designed and developed by the Company, and is available only to Company-owned and franchise-owned Blockbuster Video stores and to other video stores which are to be converted to the Blockbuster Video format. The Company developed its computerized point-of-sale system to simplify rental and sale transactions. This system utilizes a laser bar code scanner to read key data from products and from the member's identification card. This system provides management with a daily summary report for financial control of each store and considerable information concerning demographics of each Blockbuster Video store's membership, rental and sale patterns and the number of times each item or title in inventory has been rented or sold. The Company believes this information to be a valuable asset as it relates to its buying and marketing decisions.

Since the acquisition of Cityvision plc ("Cityvision") in February 1992, the Company has operated video stores under the trade name "Ritz" in the United Kingdom. These stores average approximately 1,100 square feet in size with, on average, approximately 3,000 videocassettes available for rental and sale.

Since the acquisition of Super Club in November 1993, the Company has operated video stores under the trade names "Video Towne", "Alfalfa", "Movies at Home" and "Movieland" in the United States. These stores average approximately 6,700 square feet in size with, on average, approximately 5,000 videocassettes available for rental and sale.

The Company has a policy of excluding titles which have been rated either "X" or "NC-17" by the Motion Picture Association of America ("MPAA") from the videocassette inventory of each of its Blockbuster Video stores. The Company also has a Youth Restricted Viewing Program that allows parents to restrict their children under 17 years of age from renting movies that have been rated "R" by the MPAA or movies that have similar themes or content.

FRANCHISING

In order to maximize its ability to expand rapidly in the home video business, the Company has employed a strategy of developing Blockbuster Video stores through a combination of Company and franchise development. The extent to which a domestic or international market is to be developed, and the balance between Company and franchise development in a given market, is determined by evaluating a number of different criteria, including resources available and operating efficiencies. As of March 1994, the Company's franchise owners are committed under their franchise agreements to open 558 additional Blockbuster Video stores.

Under the Company's current franchising program, the Company will grant to a franchise owner the right to develop one or a specified number of Blockbuster Video stores at an approved location or locations within a defined geographic area pursuant to the terms of a development agreement. The franchise owner generally is charged a development fee in advance for each Blockbuster Video store to be developed during the term of the development agreement. Each of the Company's development agreements provides that if a franchise owner fails to open the minimum number of Blockbuster Video stores required by the agreement, the franchise owner may lose exclusivity for the development area as well as the right to open additional Blockbuster Video stores.

Prior to the opening of a Blockbuster Video store, the franchise owner enters into the Company's standard franchise agreement. This form of agreement governs the operation of a single Blockbuster Video store during a term of 20 years and in certain circumstances gives the franchise owner the right to renew the franchise agreement for an additional five-year term. At the time the franchise agreement is executed, the franchise owner generally is required to pay to the Company a franchise fee for the right to operate under the Blockbuster Video service marks and a software license fee for the right to use required proprietary software.

After a Blockbuster Video store is opened, the franchise agreement requires the franchise owner to pay the Company a continuing royalty and service fee (currently, franchise owners pay fees ranging from 3% to 8% of gross revenue) and a continuing monthly payment for maintenance of the proprietary software. Franchise owners are also required to contribute funds for the development of national advertising and marketing programs and are required to spend an additional amount for local advertising. Each franchise owner has sole responsibility for all financial commitments relating to the opening and operation of Blockbuster Video stores in the franchised territory, including rent, utilities, payroll and other incidental expenses.

The Company provides extensive product and support services to its franchise owners and derives income from providing these services. These products and support services include, among other things, site selection reviews, the packaging of the initial rental inventory and providing computer hardware and software.

DISTRIBUTION AND INVENTORY MANAGEMENT ACTIVITIES

The Company believes that the success of Blockbuster Video stores depends, in part, on effective and timely distribution and inventory management activities. For its distribution center, the Company leases a facility of approximately 69,000 square feet in Dallas, Texas. The Dallas facility, which has storage capacity for over 400,000 videocassettes, is used for shipping, receiving and packaging rental inventories according to the Company's uniform standards.
This packaging process involves removing each rental videocassette from its original carton, applying labels and security devices to each videocassette, matching each videocassette with its bar coded information and placing the videocassette into its hard plastic rental case. In addition, a display carton is created for each videocassette by inserting foam and a security device into the original videocassette carton and shrink wrapping the carton. The end result of the packaging process for a Blockbuster Video store's initial rental inventory is a shipment that arrives already sorted alphabetically within categories and ready to be placed on display shelves. This level of packaging and distribution service is enhanced by the Company's automated packaging lines. The Company also provides computer software and hardware, and substantially all related items and fixtures necessary to equip and operate a Blockbuster Video store.

The Company has established an inventory management department to select and purchase titles to be carried in Blockbuster Video stores. Several hundred new titles are released every month which are reviewed and evaluated by the inventory management department. This department selects appropriate titles for inclusion in the Company-owned Blockbuster Video stores and recommends to the Company's franchise owners and managers of Company-owned stores the number of copies to be placed in their inventories.

Prerecorded videocassettes and other entertainment software rented and sold by the Company are generally purchased directly from distributors. For new release videocassettes, the Company, like others in the home video industry, places a pre-order with a distributor specifying the number of copies of the new title it desires to purchase. Approximately three to four weeks thereafter, the new release becomes available for shipment on an industry-wide basis. On average, home video businesses are currently able to purchase a title for rent or sale about six months after its release to motion picture theaters. Prerecorded videocassettes which exceed the number needed in a particular store because of changing customer demand may be moved to other stores or sold to customers. The Company believes that its ability to move videocassettes from store to store and to sell previously viewed rental videocassettes assists it in effectively controlling videocassette inventories.

The Company has been able to negotiate certain favorable terms from one particular distributor, which the Company uses on an exclusive basis. These terms include discounts from suggested retail prices on certain titles, and the ability to return defective merchandise under certain circumstances. The Company is able to return to this distributor a pre-determined number of video cassettes purchased for sale (whether or not defective) within a certain amount of time.

SERVICE MARKS

The Company owns United States federal registrations for its service marks "Blockbuster", "Blockbuster Video", a torn ticket design, "Blockbuster Video" with the torn ticket design, and other related marks. The federal registrations for "Blockbuster", "Blockbuster Video" and "Blockbuster Video" with the torn ticket design have become incontestable.

The Company is in the process of federally registering "Blockbuster Entertainment" and various other trademarks, service marks and slogans. In addition, the Company has registered the service mark "Blockbuster", "Blockbuster Video" and "Blockbuster Video" with torn ticket design in certain foreign jurisdictions and is in the process of registering other related marks in such jurisdictions.

The Company considers its service marks important to its continued success.

COMPETITION

The home video business is highly competitive. The Company believes that the principal competitive factors in the business are title selection, number of copies of titles available, the quality of customer service and, to a lesser extent, pricing. The Company believes that it has generally addressed the selection and service demands of consumers more adequately than most of its competitors.

The Company and its franchise owners compete with video retail stores, as well as supermarkets, drug stores, convenience stores, book stores, mass merchandisers and others. According to industry analysts, video retail stores alone have grown from approximately 7,000 outlets in 1983 to approximately 28,000 outlets in 1993. The Company believes that the success of its business depends in part on its large and attractive Company-owned and franchise-owned Blockbuster Video stores offering a wider selection of titles and larger and more accessible inventory than its competitors, in addition to more convenient store locations, faster and more efficient computerized check-in/check-out procedures, extended operating hours, effective customer service and competitive pricing.

In addition to competing with other home video retailers, the Company and its franchise owners compete with all other forms of entertainment and recreational activities including, but not limited to movie theaters, network television and other events, such as sporting events. The Company also competes with cable television, which includes pay-per-view television. Currently, pay-per-view television provides less viewing flexibility to the consumer than videocassettes, and the more popular movies are generally available on videocassette prior to appearing on pay-per-view television. However, technological advances could result in greater viewing flexibility for pay-per-view or in other methods of electronic delivery, and such industry developments could have an adverse impact on the Company and its franchise owners' businesses. Notwithstanding these possible technological advances, the Company believes that home video will continue to have the competitive advantages of being not only the first source of filmed entertainment in the home before pay-per-view but also the most convenient source.

The Company's corporate marketing department, with the assistance of its advertising agencies, has developed advertising campaigns for implementation systemwide. The Company aggressively uses both local and national advertising, including television commercials. The Company uses vendor advertising allowances, cooperative advertising and promotional programs that are currently made available to the home video industry by producers and distributors of home video products. Generally, these programs provide an allowance to the industry as a whole of approximately 1% to 2% of industry-wide purchases of a particular title for use in advertising and promoting the title. Recently, advertising expense (net of cooperative advertising allowances and amounts received from franchise owners pursuant to various franchise agreements) has averaged between 3% and 5% of the revenue generated by Company-owned video stores. The Company believes that cooperative advertising and promotional programs will continue to be provided by producers and distributors in the future, but such allowances might not continue at current levels.

AVAILABILITY OF PRODUCT

Prerecorded videocassettes and other entertainment software are readily available from numerous distributors and other suppliers. Although a specific title may only be available from a single source, the Company does not anticipate that the Company or its franchise owners will experience difficulty in obtaining these products.

SEASONALITY

The Company's home video business may be affected by a variety of factors, including, but not limited to, general economic trends, acquisitions made by the Company, additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of store openings, the quality of new release titles available for rental and sale, and similar factors that may affect retailers in general. As compared to other months of the year, revenue from Blockbuster Video stores in the United States has been, and the Company believes will continue to be, subject to a decline during the months of April and May, due in part to the change to Daylight Savings Time, and during the months of September, October and November, due in part to the start of school and introduction of new television programs.

REGULATION

Certain states, the United States Federal Trade Commission and certain foreign jurisdictions require a franchisor to transmit specified disclosure statements to potential owners before issuing a franchise. Additionally, some states and foreign jurisdictions require the franchisor to register its franchise before its issuance. The Company believes the offering circulars used to market its franchises comply with the Federal Trade Commission guidelines and all applicable laws of states in the United States and foreign jurisdictions regulating the offering and issuance of franchises. The Company's home video business, other than the franchising aspect thereof, is not generally subject to any government regulation other than customary laws and local zoning and permit requirements.

                                MUSIC RETAILING

As of December 31, 1993, the Company was one of the largest specialty retailers of prerecorded music in the United States with 511 retailing outlets operating throughout the country. The Company has been engaged in the music retailing business since November 1992, when it acquired 235 stores in connection with its acquisition of Sound Warehouse, Inc. and subsidiary and Show Industries, Inc. ("Sound Warehouse" and "Music Plus"). In connection with its acquisition of Super Club in November 1993, the Company acquired 270 stores operating under the trade names "Record Bar", "Tracks", "Turtles" and "Rhythm and Views". The Company also owns and operates music stores under the trade name "Blockbuster Music Plus". Additionally, the Company is a partner in an international joint venture with Virgin Retail Group Limited ("Virgin") to develop and operate "Megastores" in continental Europe, Australia and the United States.

Through its purchase of Sound Warehouse, Music Plus and Super Club and its joint venture with Virgin, the Company has embarked on a major new expansion effort in the music retailing industry.

THE MUSIC RETAILING INDUSTRY

In the last decade, the music retailing industry has experienced substantial growth. According to industry analysts, worldwide retail revenue generated by the music industry increased from approximately $12 billion in 1983 to approximately $29 billion in 1992. Retail music revenue in the United States alone was approximately $10 billion in 1993, and is projected by industry analysts to reach approximately $13 billion by the year 1997.

An important element of this growth in the music retailing industry has been the increasing worldwide penetration of compact disc players. According to industry analysts, approximately 43% of households in the United States presently have a compact disc player. Industry sources place compact disc player penetration at approximately 40% in Europe and nearly 100% in Japan.

Compact discs, the top selling prerecorded music format, are generally more expensive than audiocassette tapes but are considered to be superior due to the higher quality of the sound reproduction and the durability of the discs. Audiocassette tapes were the top selling prerecorded music format prior to the introduction and acceptance of the compact disc. Audiocassette tapes continue to comprise a large percentage of prerecorded music sales due to the large number of audiocassette players in use in homes and automobiles and the large base of portable cassette players in active use.

Technology may produce new format media which could affect the Company's future sales. The compact disc has had a positive impact on the prerecorded music
retailing business.   There is no assurance, however, that other new
technologies will gain significant consumer acceptance generally or among the Company's customers. Also, past experience with new technology indicates that, even if successful in gaining acceptance, any significant impact on sales would not be experienced for several years.

COMPANY MUSIC OPERATIONS

The Company's music stores sell compact discs and audiocassettes manufactured by all major domestic and certain foreign manufacturers. These stores offer a wide selection of prerecorded music. The number of prerecorded music titles offered for sale in the Company's music stores averages approximately 17,400 per music store. The assortment of music titles offered by the Company includes those of prominent artists and established labels. Music selections cover a broad range including, among others, pop, rock, country, classical, jazz and soul. The Company believes that its music stores generally offer a wider selection of prerecorded music than most of its competitors in the markets in which these stores operate. The Company currently also rents and sells prerecorded videocassettes in most of its music stores, but on a much more limited basis than in its Company-owned video stores.

The Company anticipates that most future music stores developed by the Company will be highly visible and located in free-standing structures or strip shopping centers with ample parking facilities. Such music stores are designed and located to be highly visible and to attract their own customers rather than relying solely on customers generated by neighboring stores. At December 31, 1993, the Company operated 331 music stores which are located in free-standing structures or strip shopping centers and 180 music stores located in shopping malls. The average size of the Company's music stores is approximately 6,400 square feet.

The Company has recently developed its own prototype music store called "Blockbuster Music Plus". New Blockbuster Music Plus stores offer personal listening posts which allow the customer to preview selections prior to purchase and other state-of-the-art features as well as a broad range of musical selections. The Company currently projects that the cost to open a new "Blockbuster Music Plus" store will require an initial investment, including capital expenditures and merchandise inventory of generally between $700,000 and $1,000,000.

Retail point-of-sale computer systems at the Company's music stores are currently being standardized for uniformity of use in all of the Company's music stores. Similar to the system in use at the Company's video stores, the Company's music store systems use an optical scanner to read the product's unique bar code, record the appropriate price or charge, and create a customer receipt. Product information is stored on the system for retrieval and analysis, providing valuable information about inventory movement and customer tastes which is considered in subsequent stocking of product inventories. The Company is currently examining the feasibility of integrating its video and music store computer systems.

In December 1992, the Company formed an international joint venture with Virgin to take advantage of opportunities in the retailing of music and related products through the ownership and development of Megastores. As of December 31, 1993, the joint venture owned interests in and operated 20 Megastores in France, Germany, Austria, Spain, Italy, Holland, Australia and Los Angeles, California. These Megastores, ranging in size from approximately 25,000 to 40,000 square feet, are generally larger than most retail music stores. The Megastores offer an extremely wide range of music, video and game products, as well as special interest departments, interactive entertainment facilities, personal listening posts, video viewing posts, information centers and even cafes. The Company and Virgin will continue to build Megastores in major metropolitan areas throughout Continental Europe, Australia and the United States.

DISTRIBUTION AND INVENTORY MANAGEMENT ACTIVITIES

Sound Warehouse, Music Plus and Blockbuster Music Plus operate a central warehouse distribution center located in Dallas, and the Company's remaining music retailing chains operate a central distribution center in Atlanta. Generally, these distribution centers maintain large quantities of popular music titles available for immediate shipment to their respective music stores. The Company believes that the maintenance of the distribution centers allows it to support a wide selection of merchandise within its music stores, minimize music store inventory requirements and labor costs, and maintain effective controls. The Company is currently examining the feasibility of consolidating the Dallas and Atlanta distribution centers.

Each of the Company's music chains have product buyers who make initial purchasing decisions on new titles and products for each music store and for the central warehouse distribution centers. In making purchasing decisions, the product buyers consider such factors as knowledge of the new title or product, product background and historical sales from each store. Music store personnel reorder products for the store as needed based upon recent sales of each item compared to the amounts on hand in the store's inventory. Centralized product buyers reorder products for the warehouses by monitoring both detailed sales information and the reorders placed by music store personnel. The Company is in the process of further centralizing purchasing decisions.

Most of the products sold by the Company through its music stores are purchased directly from manufacturers. The Company is generally able to lower its cost per product due to favorable volume purchasing terms from its suppliers. Under current trade practices, retailers of prerecorded music are entitled to return products they have purchased from major suppliers. Generally, prerecorded music may be returned as long as it remains in the current catalog of its manufacturer. Suppliers will typically notify retailers before titles are removed from the manufacturer's current catalog. This industry practice permits the Company to carry a wide selection of music, and at the same time reduce the risk of obsolete inventory.

Major manufacturers of prerecorded music typically do not limit the amount of merchandise that may be returned by a customer although certain manufacturers penalize the customer through return handling charges. The Company currently does not have any significant amounts of excess prerecorded music inventory that could not be returned to manufacturers under current return policies. The manufacturers' exchange privilege policies have previously been subject to change and may change in the future. Any change in these policies could adversely affect the value of the Company's inventory and affect its business policies.

SERVICE MARKS

The Company owns United States federal registrations for its service marks "Music Plus", "Music Plus" with design, "Sound Warehouse", "Sound Warehouse" with design and other related marks. The Company is in the process of registering "Blockbuster Music", "Blockbuster Music Plus" with design and various other trademarks, service marks and slogans relating to its music business in the United States and certain foreign jurisdictions.

COMPETITION

The retail sale of prerecorded music and related products is highly competitive among numerous chain and department stores, discount stores, mail order clubs and specialty music stores. Some mail order clubs are affiliated with major manufacturers of prerecorded music and may have advantageous marketing arrangements with their affiliates. Since music stores generally serve individual or local markets, competition is fragmented and varies substantially from one location or geographic area to another. The Company believes that its ability to compete successfully in the music retailing business depends on its ability to secure and maintain attractive and convenient locations, manage merchandise efficiently, offer broad merchandise selections at competitive prices and provide effective service to its customers.

The Company frequently advertises its music stores and products which they carry in newspapers, on radio and television and by direct mail. In addition, the Company frequently engages in promotions which offer products at reduced prices. The Company's advertising emphasizes price, breadth and depth of merchandise, and the convenience of music store locations.

Most of the vendors from whom the Company purchases its music store products offer their customers, including the Company, an advertising allowance which is often based on a percentage of a customer's purchases. The Company also receives significant advertising allowances from suppliers of prerecorded music products to promote new artists. The terms of such advertising allowances generally require the Company to submit advertising campaigns to the vendor for approval prior to their use. The Company currently takes full advantage of vendors' advertising allowances.

AVAILABILITY OF PRODUCTS

The Company has no long-term agreements for the purchase of prerecorded music and related products and deals with its suppliers principally on an order-by-order basis. The Company has not experienced difficulty in obtaining satisfactory sources of supply and believes that adequate sources of supply will continue to exist for the products sold in its music stores.

SEASONALITY

The Company's music business may be affected by a variety of factors including, but not limited to, general economic trends and conditions in the music industry, including the quality of new titles and artists, existing and additional competition, changes in technology and similar factors that may affect retailers in general. The Company's music business is seasonal, with higher than average monthly revenue experienced during the Thanksgiving and Christmas seasons, and lower than average monthly revenue experienced in September and October.

REGULATION

The Company's retail music business is not generally subject to any governmental regulation other than customary laws and local zoning and permit requirements.


                              FILMED ENTERTAINMENT

In April 1993, the Company expanded into the filmed entertainment business through the acquisition of a majority of the common stock of Spelling Entertainment Group Inc. ("Spelling"). The operations of Spelling encompass a broad range of businesses in the filmed entertainment industry, supported by an extensive library of television series, mini-series, movies-for-television, pilots and feature films (collectively "film product"). At December 31, 1993, the Company owned 45,658,640 shares, or approximately 70.5% of Spelling's outstanding common stock.

The Company owns 2,550,000 shares, and warrants to acquire an additional 810,000 shares, of the common stock of Republic Pictures Corporation ("Republic"). At December 31, 1993, the Company's investment in Republic represented approximately 39% of Republic's outstanding common stock, including shares subject to such warrants. Republic is engaged in the development and production of television programming and the distribution of this programming and its extensive library of feature films, television movies and mini-series.

In December 1993, Spelling and Republic entered into a definitive agreement pursuant to which a wholly-owned subsidiary of Spelling would be merged with Republic and Republic, as a result of the merger, would become a wholly-owned subsidiary of Spelling. Spelling will exchange $13.00 in cash for each share of Republic common stock issued and outstanding at the effective time of the merger. Options and warrants to acquire shares of Republic common stock will be converted into the right to receive upon payment of the exercise price 1.6508 shares of Spelling common stock for each share of Republic common stock into which such option or warrant was exercisable immediately prior to the effective time of the merger. Consummation of the merger, which is currently anticipated to occur in April 1994, is subject, among other things, to approval by the stockholders of Republic and other customary conditions. Following the merger, the operations of Spelling and Republic will be substantially consolidated.

With the Company's ownership of a majority interest in Spelling, the Company has a significant presence in the development, production and distribution of television programming and filmed entertainment.

COMPANY FILMED ENTERTAINMENT OPERATIONS

Spelling is engaged primarily in the development, production, acquisition and distribution of television programming. Spelling also produces feature films for others, distributes films in international markets and licenses music and merchandising rights associated with its television programming.

Television programming is developed and produced by Spelling primarily through two subsidiaries, Spelling Television and Laurel Entertainment ("Laurel"). Spelling's distribution activities are carried out by its Worldvision Enterprises subsidiary ("Worldvision"). Additionally, Worldvision engages in production by advancing funds to producers in exchange for all or a portion of the distribution rights. The primary markets for the television programming produced, funded or otherwise acquired by the Company include first-run network exhibition, domestic first-run and repeat syndication (including cable), international syndication and home video.

NETWORK PROGRAMMING

Scripts written for network television programming are submitted to the network for review. If the network accepts the script, it will typically order production of a pilot or a prototype episode, for which it will pay Spelling a negotiated fixed license fee. Spelling's cost of producing such a pilot usually exceeds the network license fee. As of March 1994, Spelling had received orders for two new series projects. One is an eight episode order of a one-hour series for the Fox network, tentatively titled "Models, Inc." and the other is a six episode order of a one-hour series for the Fox network, tentatively titled "Shock Rock". The Company has other projects under network consideration.

Spelling is currently producing the television series "Beverly Hills, 90210" and "Melrose Place" which are being aired on the Fox network. "Beverly
Hills, 90210" is in its fourth season and has been renewed for the 1994-95 television season. "Melrose Place", which debuted during the summer of 1992, is in its second full season, and has also been renewed for the 1994-95 television season. Spelling is also producing the television series "Winnetka Road" and "Burke's Law", both mid-season replacements, and has received an order for an additional 13 episodes of "Burke's Law" from the CBS network for the 1994-95 television season.

In 1993, Laurel produced "The Stand", an eight-hour mini-series based on one of Stephen King's best selling books, which was delivered to the ABC network in December 1993 and is scheduled to air in May 1994. Spelling has recently received orders for two four-hour mini-series from the ABC network, one based on James Michener's novel, "Texas" and the other based on Stephen King's novel, "The Langoliers". Laurel has also produced a movie-for-television, "Precious Victims", which aired on the CBS network in September 1993. As with television series, the network license fees received for mini-series and movies-for-television are normally less than the costs of production, and such deficits must be covered by revenue derived from other sources of distribution, primarily through the exploitation of rights in international markets.

Spelling had revenue from one customer, the Fox network, representing 22%, 22% and 13% of Spelling's revenues in 1993, 1992 and 1991, respectively.

FIRST-RUN SYNDICATED PROGRAMMING

First-run syndicated television series are produced and sold directly to television stations in the United States without any prior network broadcast. These programs are licensed to individual or groups of television stations, on a market by market basis, in contrast to network distribution, which provides centralized access to a national audience.

In first run syndication, Spelling licenses its film product in exchange for cash payments, advertising time (barter) or a combination of both. In cash licensing, a broadcaster normally agrees to pay a fixed licensing fee in one or more installments in exchange for the right to broadcast the product a specified number of times over an agreed upon period of time. Where product is licensed in exchange for advertising time, through what are known as "barter agreements", a broadcaster agrees to give Spelling a specified amount of advertising time, which Spelling subsequently sells. Particuarly in the initial years of such programming, domestic syndication revenue can be less than Spelling's costs of producing the programming.

Worldvision is currently marketing for first-run barter syndication 22 episodes each of two series, currently titled "Robin's Hoods" and "Heaven Help Us", to be produced by Spelling Television. Worldvision has also begun to distribute these programs to international television markets for cash license fees. In first-run syndication, the Company retains greater control over creative and production decisions than is the case with network programming; however, there is a greater financial risk associated with such programming, and potentially greater financial upside. Fixed license fees paid by networks usually cover at least 75% of Spelling's production costs; however, Spelling does not share in the network's advertising revenue which can be substantial. Barter revenue is not fixed but is dependent on the viewing public's acceptance or rejection of the show as reflected in the ratings. If a show's ratings are high, the advertising revenue received by the Company through its barter arrangement could be substantial.

ACQUIRING DISTRIBUTION RIGHTS

A substantial portion of Worldvision's revenue is derived from fees earned from the distribution and licensing of television programming produced by Spelling. In addition, since 1989, Worldvision has invested approximately $150 million in the acquisition of distribution rights to film product from third parties. Worldvision acquires the exhibition rights to television programming and feature films through contracts with the producers or other owners of such products. These contracts generally give Worldvision the exclusive distribution rights to license an unlimited number of exhibitions of the film products over a period of time, typically in excess of twenty years. Worldvision also acquires distribution rights from third party producers by partially financing production costs through advances to such producers which are recovered by Worldvision from revenue earned from distribution. Usually Worldvision recovers its distribution fees, expenses and advances before the producers or owners receive any additional proceeds. Worldvision currently distributes programming in 110 countries through offices in New York, Chicago, Atlanta, Los Angeles, London, Paris, Rome, Toronto, Sydney, Tokyo and Rio de Janeiro.

In September 1992, Worldvision purchased from Carolco Television Inc.
the domestic television rights to a film library of more than 150 feature films along with certain related receivables. The library includes box-office hits such as "Terminator 2", "Basic Instinct", the "Rambo" trilogy, "L.A. Story", "Red Heat", "Total Recall", "Platoon", "The Last Emperor" and "Universal Soldier". Due to pre-existing licensing agreements covering these films, the Company will not recognize significant revenue from the exploitation of the rights until after 1996.

LICENSING AND MERCHANDISING

Hamilton Projects, Inc. ("Hamilton Projects"), a subsidiary of
Spelling, merchandises products and licenses music associated with several of the Company's television properties, including "Beverly Hills, 90210", and "Melrose Place". Hamilton Projects is a full-service licensing and merchandising company, providing strategic planning, concept development and program execution to the Company as well as third parties.

SERVICE MARKS

Spelling or its subsidiaries own various United States federal trademark or service mark registrations including "Spelling", "Beverly Hills, 90210", "Melrose Place", and has applied for registration for numerous other marks relating to its film products in the United States and foreign countries. Spelling or its subsidiaries own various foreign trademark or service mark registrations or have applied for trademark or service mark registrations including "Tele Uno".

COMPETITION

The motion picture and television industry is highly competitive.   Many
companies compete to obtain access to the available literary properties, creative personnel, talent, production personnel, television acceptance, distribution commitments and financing, which are essential to produce and sell their film products. Certain of Spelling's competitors have greater available resources for promotion and marketing and more people engaged in the acquisition, development, production and distribution of both television programming and feature films. Spelling must continue to acquire distribution rights to television programming and feature films to maintain its competitive position. In order to acquire rights to distribute new third party film product, Spelling may be required to increase its advances to producers or to reduce its distribution fees.

Spelling's arrangements with the networks provide it with pilot, series and movies-for-television commitments; however, the networks are under no obligation to actually broadcast Spelling's product. Spelling's sucessful domestic repeat syndication of a network series generally depends upon the ratings achieved through network exhibition of such a series over a number of years sufficient to generate a minimum of 65 episodes. In turn, Spelling's overall success in achieving multiple years of network exhibition of a series is dependent upon factors such as the viewing public's taste (as reflected in the ratings) and critical reviews.

Licensing television programming to broadcasters and cable networks has also become increasingly competitive as new products continually enter the syndication market and certain producers attempt to develop an additional network to distribute their product.

Likewise, Spelling is competing with numerous well-financed, experienced companies engaged in feature film production and international feature film distribution. Spelling's relative lack of experience and financial strength in distributing feature films in the international market may hinder its ability to compete effectively with companies which are more experienced and have greater financial capabilities.

GOVERNMENT REGULATION

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming is substantially affected by regulations of the Federal Communications Commission ("FCC") applicable to television stations, television networks and cable television systems.

In 1993, the FCC further relaxed its rules governing financial interests in and syndication of programming by the broadcast television networks (known as the "fin syn" rules). The relaxed rules still prohibit the three largest broadcast networks from (i) holding or acquiring financial interests and syndication rights in any first-run program, except in programs produced solely by the network and in programs distributed only outside the United States, (ii) domestically syndicating any prime time network or first-run non-network program, and (iii) withholding a prime time program in which it has syndication rights from syndication for more than a specified period. However, these remaining restrictions on program syndication by the networks are set to expire in November 1995, and are currently the subject of judicial review. In addition, in November 1993 a Federal district court vacated certain provisions of consent decrees which prohibited television networks from acquiring financial interests and syndication rights in television programming developed or created by non-network suppliers such as the Company. The effect of the relaxed fin syn rules and the district courts' action on the operations of the Company is as yet unclear; however, these regulatory changes could result in increased competition for the Company's filmed entertainment business.

Foreign regulations may also affect the Company's filmed entertainment business. In 1989, the twelve-member European Community ("EC") adopted a "directive" that its member states ensure that more than 50% of the programming shown on their television stations be European-produced "where practicable". These guidelines could restrict the amount of American television programming and feature films that are shown on European television. In addition, certain European countries have adopted individual national restrictions on
broadcasting of programming based on country of origin.   Other countries in
which the Company distributes its programming may adopt similar restrictions, which may have an adverse effect on its ability to distribute its programs or create stronger incentives for the Company to establish ventures with international films.

                              OTHER ENTERTAINMENT

In October 1993, the Company purchased 24,000,000 shares of newly-issued Series A Cumulative Convertible Preferred Stock ("Preferred Stock") of Viacom Inc. ("Viacom") for an aggregate purchase price of $600,000,000. The Preferred Stock provides for dividends at an annual rate of 5% and is convertible into non-voting Viacom Class B common stock at a conversion price of $70 per share.

In January 1994, the Company and Viacom entered into a subscription agreement ("the Subscription Agreement") pursuant to which, in March 1994, the Company purchased from Viacom 22,727,273 shares of non-voting Viacom Class B common stock for an aggregate purchase price of $1,250,000,000 or $55 per share.

Under the terms of the Subscription Agreement, the Company was granted certain rights to a make-whole amount in the event that the Merger Agreement discussed below under the caption "Viacom Merger Agreement" is terminated and the highest average trading price of the non-voting Viacom Class B common stock during any consecutive 30 trading day period prior to the first anniversary of such termination is below $55 per share. Such make-whole amount would be based on the difference between $55 per share and such highest average trading price but may not exceed $275,000,000. See "Viacom Inc. Agreements" of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12, Other Matters, of Notes to Consolidated Financial Statements for further discussion of the Company's investment in Viacom.

At December 31, 1993, the Company owned 7,153,750 shares or approximately 19.1% of the outstanding common stock, of Discovery Zone, Inc. ("Discovery Zone"). Discovery Zone owns, operates and franchises indoor recreational facilities for children. The Company currently operates 34 Discovery Zone facilities and has franchise rights to develop an additional 91 Discovery Zone facilities. The Company has also entered into a joint venture agreement with Discovery Zone pursuant to which the joint venture has been granted the right to develop an additional 10 Discovery Zone facilities in the United Kingdom.

                                   EMPLOYEES

In March 1994, the Company had approximately 46,000 employees, including 43 officers, 37,000 video and music retail employees in the United States and 9,000 other employees. Other employees consist principally of the Company's international employees. Of the retail employees in the United States, the Company had approximately 8,800 full-time and 28,200 part-time store employees. The total staffing for a Blockbuster Video store is generally 10 to 15 employees (full-time and part-time), including a store manager. The total staffing for a music store is generally 15 to 18 employees (full-time and part-time), including a store manager. The required staffing in the Company's video and music stores at any one point in time generally ranges between 2 to 10 employees, and is dependant upon the time of season, day of the week and time of the day.

At December 31, 1993, Spelling employed or had service agreements with approximately 223 employees who were employed in administrative or other positions which are relatively independent of the Company's current level of production activities. In addition, Spelling employs individuals for
particular production projects.   As a result, the number of employees and
production project employees providing services to Spelling can vary substantially during the course of a year depending upon the number and scheduling of its productions. Certain subsidiaries of Spelling are signatories to certain collective bargaining agreements relating to the various types of employees and independent contractors required to produce the television programming and feature films. The Company's other employees are not represented by a labor union or covered by a collective bargaining agreement.

The Company believes its relationship with employees to be good.

VIACOM MERGER AGREEMENT

In January 1994, the Company and Viacom entered into a merger agreement under which the Company would merge with and into Viacom, with Viacom being the surviving corporation. Under the terms of the merger agreement, each outstanding share of the Company's common stock, other than shares owned by Viacom or any subsidiary of Viacom or the Company and any dissenting shares
(if applicable), shall be converted into the right to receive (i) .08 of one share of Viacom Class A common stock, (ii) .60615 of one share of non-voting Viacom Class B common stock, and (iii) up to an additional .13829 of one share of non-voting Viacom Class B common stock, with such amount to be determined in accordance with, and the right to receive such shares evidenced by, one variable common right (a "VCR") issued by Viacom. Employee stock options and warrants to acquire Company common stock outstanding as of the effective time of the merger will become exercisable thereafter for the merger consideration described above.

The number of shares of non-voting Viacom Class B common stock into which the VCRs convert will generally be based upon the highest 30 consecutive trading day average price of the non-voting Viacom Class B common stock during the 90 trading day period prior to the conversion date, which occurs on the first anniversary of the completion of the merger. In the event that such value is more than $40.00 per share but less than $48.00 per share, the VCRs will convert into the right to receive .05929 of a share of non-voting Viacom Class B common stock. If such value is below $40.00 per share, such number of shares will increase ratably to the maximum of .13829 of a share of non-voting Viacom Class B common stock at a value of $36.00 per share or, if such value is above $48.00 per share, the number of shares into which the VCR will convert will decrease ratably to have no value at a price of $52.00 per share. The upward adjustment in the value of the VCR in excess of .05929 of a share of non-voting Viacom Class B common stock will not be made in the event that, during any 30 trading day period following the completion of the merger and prior to the conversion date, the average closing price exceeds $40.00 per share. In the event that during any such period such average price exceeds $52.00 per share, the VCR will terminate.

Consummation of the merger is subject to certain conditions, including, among other things, approval by the stockholders of the Company and Viacom.

Item 2.  Properties

The Company owns its corporate headquarters which total approximately 133,200 square feet located in Fort Lauderdale, Florida.

The Company owns the land and building for 54 of its Blockbuster Video stores and leases all of the remaining real estate sites (including the buildings and improvements thereon) upon which Company-owned video stores are located.

The Company's principal home video distribution and warehouse facility is located in Dallas, Texas in a leased facility of approximately 69,000 square feet. The lease for the distribution center expires on December 31, 1995. The Company also has leased office facilities in eleven cities in the United States serving as regional and district offices and has leased office space in Toronto, Canada, in London, England and in Tokyo, Japan in connection with its home video businesses.

The Company owns the land and building for two of its retail music stores and owns the building of a third music store location which is located on leased land. The Company leases the remaining real estate sites (including the buildings and improvements thereon) upon which the Company's music stores are located.

The Company leases space for offices and a distribution center in Dallas, Texas relating to the operations of Sound Warehouse, Music Plus and Blockbuster Music Plus. The space consists of two buildings in which the Company leases approximately 155,000 square feet of total floor space. The Company also has leased office space in Los Angeles, California and Atlanta, Georgia and distribution centers in Atlanta, Georgia and Durham, North Carolina in connection with its music business.

Spelling leases office space of approximately 51,000 square feet in Los Angeles and approximately 63,000 square feet in New York. In addition, Spelling leases offices in other cities in the United States and in various other countries throughout the world in connection with its international distribution activities. Spelling also rents facilities on a short-term basis for the production of its film product, including approximately 80,000 square feet in Vancouver, British Columbia.

The Company owns approximately 1,770 acres of land in Southeast Florida upon which it is considering the development of a sports and entertainment complex. The Company is currently undertaking various studies and analyses to determine whether such a project would be feasible.

Management believes that the Company's distribution, warehouse and office facilities will be adequate for its home video, music retailing and filmed entertainment businesses in the foreseeable future.

Item 3.  Legal Proceedings

The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Spelling is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental clean-up assessments, damages from alleged dioxin contamination and other matters.
While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its knowledge of the facts and circumstances and applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the adequacy of approximately $30,000,000 of accruals that have been established for estimated losses on disposal of former operations and remaining Chapter 11 disputed claims, and an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such accruals are intended to cover environmental costs associated with Spelling's former operations. Such accruals are recorded without discount or offset for either the time value of money prior to the anticipated date of payment or expected recoveries from insurance or contribution claims against unaffiliated entities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

See Part III, Item 10 of this report.

                                    PART II.

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

The common stock, $.10 par value ("Common Stock"), of the Company is listed on the New York Stock Exchange and the London Stock Exchange. The following table sets forth the quarterly high and low prices of the Common Stock for the period from January 1, 1992 through December 31, 1993 on the New York Stock Exchange Composite Tape as reported by the Wall Street Journal (Southeast Edition).



                                             High                 Low
                                             ----                 ---
  1992:
    First Quarter   . . . . . . . . .      $15                  $11-7/8
    Second Quarter  . . . . . . . . .       15-7/8               12-1/8
    Third Quarter   . . . . . . . . .       13-3/4               11-1/8
    Fourth Quarter  . . . . . . . . .       19-1/2               12-3/8

  1993:
    First Quarter   . . . . . . . . .      $20-1/8              $15-3/4
    Second Quarter  . . . . . . . . .       21-7/8               16-3/4
    Third Quarter   . . . . . . . . .       30-1/8               21-3/8
    Fourth Quarter  . . . . . . . . .       34-1/4               24-1/2

At March 18, 1994, there were 12,728 holders of record of the Common Stock. In April 1992, the Board of Directors of the Company adopted a policy providing for the payment of quarterly cash dividends to the Company's stockholders and declared a cash dividend of two cents per share which was paid on July 1, 1992 to stockholders of record on May 4, 1992. On May 11, 1993, the Board of Directors of the Company amended such policy to provide for the payment of quarterly cash dividends to the Company's stockholders of two and one half cents per share.

Item 6.  Selected Financial Data

In August 1993, the Company merged with WJB. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, the Company's financial statements have been restated for all periods as if the companies had operated as one entity since inception. The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

                                                                  As of and for the
                                                               Years Ended December 31,
                                    --------------------------------------------------------------------------
                                                         (in thousands, except per share data)

                                       1993               1992             1991           1990             1989
                                       ----               ----             ----           ----             ----
Revenue                             $2,227,003        $1,315,844         $961,638       $699,652        $421,940

Net income                             243,646           148,269           89,112         65,890          42,697

Net income per
  common and common
  equivalent share -
  assuming full
  dilution                                1.10               .76              .51            .39             .26

Total assets                         3,520,967         1,540,654          893,294        702,059         468,935

Long-term debt                         603,496           238,034           84,058        118,895          57,774

Subordinated
  convertible debt                         ---           118,532          109,645        101,378          93,729

Total shareholders'
  equity                             2,123,400           787,347          480,461        319,365         210,172

Cash dividends
  declared per share                      .095               .06              ---            ---             ---

See Notes 2 and 12, Business Combinations and Investments and Other
Matters, of Notes to Consolidated Financial Statements for a discussion of business combinations and their effect on comparability of year-to-year data as well as events occurring subsequent to December 31, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             VIACOM INC. AGREEMENTS

In January 1994, the Company entered into a merger agreement pursuant to which the Company has agreed to merge into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. The closing of the merger is subject to customary conditions, including approval of the merger by the Company's stockholders.

Concurrently with the merger agreement, the Company entered into a subscription agreement pursuant to which in March 1994 the Company purchased from Viacom 22,727,273 shares of non-voting Viacom Class B common stock for an aggregate purchase price of $1,250,000,000, or $55 per share.

Under the terms of the subscription agreement, the Company was granted certain rights to a make-whole amount in the event that the merger agreement is terminated and the highest average trading price of the non-voting Viacom Class B common stock during any consecutive 30 trading day period prior to the first anniversary of such termination is below $55 per share. Such make-whole amount would be based on the difference between $55 per share and such highest average trading price per share. However, the aggregate make-whole amount may not exceed $275,000,000.

Viacom is entitled to satisfy its obligation with respect to any such make-whole amount, at Viacom's option, either through the payment to the Company of cash or marketable equity or debt securities of Viacom, or a combination thereof, with an aggregate value equal to the make-whole amount or through the sale to the Company of the theme parks currently owned and operated by Paramount Communications Inc., a subsidiary of Viacom.

In the event that Viacom were to elect to sell the theme parks to the Company, the purchase price would be $750,000,000, payable through delivery to Viacom of shares of non-voting Viacom Class B common stock valued at $55 per share. If the theme parks were so purchased by the Company, the subscription agreement further provides that the Company would grant an option to Viacom, exercisable for a period of two years after the date of grant, to purchase a 50% equity interest in the theme parks at a purchase price of $375,000,000.

See "Capital Structure" under the heading of "Financial Condition" and "Recently Issued Accounting Standards" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12, Other Matters, of Notes to Consolidated Financial Statements for a further discussion related to these transactions.

                     BUSINESS COMBINATIONS AND INVESTMENTS

The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

All business combinations discussed below, except for the merger with WJB Video Limited Partnership and certain of its affiliates ("WJB"), were accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

In November 1993, the Company acquired all of the outstanding capital stock of Super Club Retail Corporation and subsidiaries ("Super Club") from certain subsidiaries of Philips Electronics N.V. ("Philips"). The purchase price paid by the Company was approximately $150,000,000 and consisted of 5,245,211 shares of Common Stock and warrants to acquire additional shares of Common Stock. The warrants give Philips the right to acquire 1,000,000 and 650,000 shares of Common Stock at exercise prices of $31.00 and $32.42 per share, respectively. As a result of the acquisition, the Company added to its system 270 music stores and 120 video stores operating primarily in the southeastern United States.

In October 1993, the Company purchased 24,000,000 shares of newly-issued Series A cumulative convertible preferred stock of Viacom for an aggregate purchase price of $600,000,000, representing a purchase price of $25 per share. The preferred stock provides for the payment of quarterly dividends at an annual rate of 5% and is convertible into non-voting Viacom Class B common stock at a conversion price of $70 per share. The preferred stock is redeemable at the option of Viacom beginning in October 1998.

In August 1993, the Company merged with WJB, the Company's then largest franchise owner with 209 stores operating in the southeastern United States.
In connection with the merger, the Company issued 7,214,192 shares of its Common Stock in exchange for the equity interests of WJB. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, the Company's financial statements have been restated for all periods as if the companies had operated as one entity since inception.

During the second quarter of 1993, the Company acquired a majority of the common stock of Spelling Entertainment Group Inc. ("Spelling"), a producer and
distributor of filmed entertainment.   The aggregate consideration paid by the
Company was approximately $163,369,000 and consisted of cash and 9,278,034 shares of Common Stock. The Company also issued to certain sellers of Spelling's common stock, warrants to acquire an aggregate of 2,000,000 shares of the Company's Common Stock, at an exercise price of $25 per share. Additionally, in October 1993, the Company exchanged 3,652,542 shares of Common Stock for 13,362,215 newly issued shares of Spelling's common stock. See Note 7, Shareholders' Equity, of Notes to Consolidated Financial Statements for a further discussion of this transaction. As a result of the transactions described above, the Company owned approximately 70.5% of the outstanding common stock of Spelling at December 31, 1993.

During 1993, the Company also acquired or invested in businesses that own and operate video stores, are involved in the production and distribution of filmed entertainment, and own, operate and franchise indoor recreational facilities for children. The aggregate purchase price paid by the Company was approximately $195,610,000 and consisted of cash and 5,631,180 shares of Common Stock.

In November 1992, the Company acquired Sound Warehouse, Inc. and subsidiary and Show Industries, Inc. ("Sound Warehouse" and "Music Plus"). Sound Warehouse and Music Plus are among the largest specialty retailers of prerecorded music in the United States with 235 stores operating in 40
metropolitan areas in 15 states at December 31, 1993.   The purchase price paid
by the Company was approximately $190,000,000 and consisted of cash and 4,142,051 shares of Common Stock.

In February 1992, the Company acquired Cityvision plc ("Cityvision"), the largest home video retailer in the United Kingdom. The purchase price paid by the Company was approximately $125,000,000 and consisted of cash and 3,999,672 shares of Common Stock. At December 31, 1993, Cityvision operated 775 stores under the trade name "Ritz".

During 1992, the Company also acquired or invested in several other businesses that own and operate video and music stores. The aggregate purchase price paid by the Company was approximately $103,774,000 and consisted of cash and 2,112,977 shares of Common Stock.

During 1991, the Company acquired several businesses that own and operate video stores. The aggregate purchase price paid by the Company was approximately $89,614,000 and consisted of cash and 6,492,757 shares of Common Stock.

The Company may from time to time invest in or acquire other businesses, properties or securities.

See "Capital Structure" under the heading "Financial Condition" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 12, Business Combinations and Investments and Other Matters, of Notes to Consolidated Financial Statements for a further discussion of business combinations and their effect on comparability of year-to-year data.

                             RESULTS OF OPERATIONS

The Company continued its record of profitable growth during 1993. Revenue was $2,227,003,000, an increase of 69% over the prior year. Net income was $243,646,000 and net income per share was $1.10, increases of 64% and 45%, respectively, over 1992. The strong performance of a greater number of stores in operation, including newly acquired video and music stores, the addition of the Company's filmed entertainment business and a 9.2% increase in same store revenue for video stores in operation for more than one year contributed to the significant increases in revenue, net income and net income per share.

The following table reflects the Company's operating performance ratios (shown as a percentage of revenue or average investment) as of December 31 for each of the years indicated:

                                         1993     1992     1991
                                         ----     ----     ----
     Operating Income                     19%      18%      17%
     Income Before Income Taxes           18%      18%      15%
     Net Income                           11%      11%       9%
     Return on Average:
       Capital                            16%      18%      17%
       Equity                             20%      23%      22%
       Assets                             12%      14%      13%

The ratios presented above generally met or exceeded the Company's performance goals. Returns on average capital, equity and assets declined in 1993 due primarily to the Company's strategic $600,000,000 investment in Series A cumulative convertible preferred stock of Viacom which provides a fixed rate of return which is less than the return historically achieved by the Company's video, music and filmed entertainment businesses. Return on average equity also decreased due to the increase in equity resulting from the conversion of the Company's Liquid Yield Option Notes ("LYONs") to shares of Common Stock. There can be no assurance that the ratios presented above will continue at the same levels. See also "Capital Structure" under the heading "Financial Condition" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth the number of video and music stores in operation as of December 31 for each of the years indicated:

                                1993             1992             1991
                                -----            -----            -----
     Video stores:
       Company-owned            2,698            2,215            1,235
       Franchise-owned            895              912              793
                                -----            -----            -----
                                3,593            3,127            2,028
                                =====            =====            =====
     Music stores:
       Company-owned              511              238              ---
       Joint venture               20               15              ---
                                -----            -----            -----
                                  531              253              ---
                                =====            =====            =====

Company-owned video stores at December 31, 1993 included 775 stores operating under the "Ritz" trade name and 120 Super Club stores operating under the "Video Towne", "Alfalfa", "Movies at Home" and "Movieland" trade names. Company-owned music stores at December 31, 1993 consist of 511 retailing outlets currently operating under the "Blockbuster Music Plus", "Sound Warehouse", "Music Plus", "Record Bar", "Tracks", "Turtles" and "Rhythm and Views" trade names. Joint venture music stores at December 31, 1993 consist of "Megastores" operating under joint ventures with the Virgin Retail Group Limited ("Virgin").

The Company may from time-to-time convert certain Company-owned video and music stores operating under non-Blockbuster trade names to Blockbuster format stores. Additionally, the Company may decide to close or relocate certain Company-owned stores for various strategic reasons. As a franchisor of video stores, the Company may from time-to-time purchase certain franchise-owned stores or sell certain Company-owned stores to franchise owners in order to achieve the optimum mix of franchise-owned and Company-owned video stores within specific markets and the optimum division of geographic territory between the Company and its franchise owners.

The Company's video business may be affected by a variety of factors including, but not limited to, general economic trends, acquisitions made by the Company, additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of store openings, the quality of new release titles available for rental and sale, and similar factors that may affect retailers in general. As compared to other months of the year, revenue from Company-owned video stores in the United States has been, and the Company believes will continue to be, subject to a decline during the months of April and May, due in part to the change to Daylight Savings Time, and during the months of September, October and November, due in part to the start of school and introduction of new television programs.

The Company's video business may also be affected by technological advances including, but not limited to, those relating to pay-per-view television. Currently, pay-per-view television provides less viewing flexibility to the consumer than videocassettes, and the more popular movies are generally available on videocassette prior to appearing on pay-per-view television. However, technological advances could result in greater viewing flexibility for pay-per-view television or in other methods of electronic delivery, and such industry developments could have an adverse impact on the Company and its franchise owners' businesses. Notwithstanding these possible technological advances, the Company believes that home video will continue to have the competitive advantages of being not only the first source of filmed entertainment in the home before pay-per-view but also the most convenient source.

The Company's music business in general may be affected by economic conditions and conditions in the music industry including, but not limited to, the quality of new titles and artists, existing and additional competition, changes in technology and similar factors that may affect retailers in general. The Company's music business is seasonal with higher than average monthly revenue normally experienced during the Thanksgiving and Christmas seasons, and somewhat lower than average revenue normally experienced in September and October.

The Company believes that as it continues to open and acquire video and music stores in areas in which there are existing Company stores, revenue and operating income of such existing stores may decline. The Company believes such a decline could result from certain customers of existing stores choosing to become customers of new Company stores due to more convenient locations.
The Company, however, believes that aggregate revenue and operating income generated by all stores in operation will most likely increase because newly-opened and acquired Company stores typically not only draw customers from existing Company stores, but may also draw customers of competitors' stores who prefer the more favorable selection, convenience and shopping experience of a nearby Company store.

The success of the Company's filmed entertainment business depends, in part, upon the network exhibition of its television series over several years to allow for more profitable licensing and syndication arrangements. During the initial years of a television series, network and international license fees normally approximate the production costs of the series, and accordingly, the Company recognizes only minimal profit or loss during this period. If a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to realize a more substantial profit with respect to the series.

The Company's filmed entertainment business in general may also be affected by the public taste, which is unpredictible and subject to change, and by conditions within the filmed entertainment industry including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio craftsmen, as well as any changes in the law and governmental regulation. In 1993, a Federal district court vacated certain provisions of consent decrees which prohibited television networks from acquiring financial interests and syndication rights in television programming developed or created by non-network suppliers such as the Company. Accordingly, subject to certain restrictions imposed by the Federal Communications Commission, the networks will be able to negotiate with program suppliers to acquire financial interests and syndication rights in television programs that air on the networks and therefore could become competitors of the Company.

The following is a discussion of significant items in the Consolidated Statements of Operations for the three years ended December 31, 1993:

RENTAL REVENUE

Rental revenue consists primarily of the rental of videocassettes and was $1,285,412,000 in 1993, as compared to $969,333,000 in 1992 and $742,013,000 in
1991, representing annual increases of 33% and 31%, respectively. The significant increases in rental revenue in 1993 and 1992 are primarily the result of the increased number of Company-owned video stores in operation and increased same store rental revenue for video stores in operation for more than one year.

PRODUCT SALES

The following table sets forth the components of product sales revenue for the years ended December 31 (in thousands):

                                      1993         1992         1991
                                      ----         ----         ----
  Product Sales:
    Music stores                    $371,232     $ 74,412     $    ---
    Video stores                     253,734      186,989      128,721
    Product sales to franchise
      owners                          33,131       36,937       53,311
                                    --------     --------     --------
                                    $658,097     $298,338     $182,032
                                    ========     ========     ========

Product sales at music stores, which consist principally of the sales of compact discs, audiocassettes and other music related items, represent sales made at Sound Warehouse and Music Plus stores which were acquired by the Company in November 1992 and Super Club music stores which were acquired in November 1993.

The significant increases in product sales at Company-owned video stores, which consist principally of the sales of prerecorded videocassettes, confectionery items and video accessories, are primarily due to a greater number of stores in operation and an increase in product sales on a per store basis. Revenue from product sales in

Company-owned video stores represented approximately 16% of total video store revenue for 1993 and 1992 and 15% for 1991.

See Revenue Recognition of Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a further discussion of product sales.

OTHER REVENUE

Other revenue consists primarily of programming and distribution revenue generated by the Company's filmed entertainment business, which was acquired during 1993, and royalties from video franchising activities. Programming and distribution revenue is derived primarily from network license fees, first run syndication sales and fees arising from domestic and international television licensing agreements.

The following table sets forth the components of other revenue for the years ended December 31 (in thousands):

                                      1993             1992            1991
                                    --------         -------         -------
   Programming and distribution
     revenue                        $225,464         $   ---         $   ---
   Royalties and other                58,030          48,173          37,593
                                    --------         -------         -------
                                    $283,494         $48,173         $37,593
                                    ========         =======         =======

See Revenue Recognition of Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a further discussion of other revenue.

OPERATING COSTS AND EXPENSES

The following table sets forth the cost of product sales as a percentage of product sales revenue and programming and distribution expenses as a percentage of programming and distribution revenue. All other operating expenses and selling, general and administrative expenses are shown as a percentage of total revenue for the years ended December 31:

                                           1993        1992        1991
                                           ----        ----        ----
   Cost of product sales                    65%         66%         70%
   Operating expenses:
     Programming and distribution
       expenses                             67%         --          --
     Compensation and related expenses      16%         18%         19%
     Occupancy                              13%         17%         16%
     Depreciation and amortization          18%         23%         23%
   Selling, general and administrative       8%          9%         11%

The above table represents consolidated percentages of operating costs and expenses which include the addition of the Company's music business in November 1992 and its expansion during 1993 and the addition of the Company's programming and distribution business in April 1993. The inclusion of these businesses affect the comparability of year-to-year data as more fully described below.

COST OF PRODUCT SALES

Cost of product sales was $430,171,000, $196,175,000 and $126,746,000 for the
years ended December 31, 1993, 1992 and 1991, respectively. These increases are consistent with the increases in product sales revenue for such periods. The decrease in cost of product sales as a percentage of product sales revenue for the years ended December 31, 1993 and 1992 is primarily attributable to the addition of the Company's music business in late 1992 and its expansion during 1993. The sale of music products generated higher gross margins than those historically achieved from the sale of video related products.

OPERATING EXPENSES

Programming and distribution expenses were $151,610,000 for the year ended December 31, 1993. Such expenses relate to the Company's filmed entertainment business and include amortization of film costs and program rights, amounts paid or due to producers, and other residual and profit participation expenses. See Film Costs and Program Rights of Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a further discussion of programming and distribution expenses.

Compensation, occupancy, and depreciation and amortization expenses, as percentages of revenue, declined in 1993 compared to 1992. These decreases relate principally to the addition of the Company's music and filmed entertainment businesses for the 1993 periods. The ratios of compensation, occupancy, and depreciation and amortization expenses to the revenue of such businesses were lower than the ratios historically achieved in the Company's video business.

Compensation expenses were $349,798,000, $238,531,000 and $187,199,000 for the years ended December 31, 1993, 1992 and 1991, respectively. These increases are primarily a result of the continued expansion of the Company's business through the development and acquisition of video stores and the addition of the Company's music and filmed entertainment businesses.

Occupancy expenses were $297,953,000, $217,860,000 and $154,289,000 for the years ended December 31, 1993, 1992 and 1991, respectively. These increases are primarily the result of the continued expansion of the Company's business through the development and acquisition of video and music stores.

Depreciation and amortization expenses were $396,122,000, $306,829,000 and $223,672,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The increases are primarily the result of the Company's continued investment in capital additions, particularly videocassette rental inventory, and, in 1992, the Company's adoption of a shorter economic life for certain videocassettes purchased after December 31, 1991. See Videocassette Rental Inventory and Property and Equipment of Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a further discussion of depreciation and amortization.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $178,322,000, $113,587,000 and $108,607,000 for the years ended December 31, 1993, 1992 and 1991, respectively. These increases primarily reflect the expansion of the Company's business through the development and acquisition of video and music stores. However, as a percentage of revenue, these expenses declined due to the addition of the Company's music businesses in November 1992 and 1993 and filmed entertainment business in April 1993. The ratio of selling, general and administrative expenses to the revenue of such businesses is lower than the ratio historically achieved in the Company's video business.

INTEREST EXPENSE

Interest expense was $33,773,000, $17,793,000 and $21,780,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The increase in 1993 is primarily attributable to increases in average indebtedness resulting from the expansion of the Company's business.

GAIN FROM EQUITY INVESTMENT

The Company's consolidated results of operations for the year ended December 31, 1993 include a gain before income taxes of $2,979,000 resulting from the Company's investment in Discovery Zone, Inc. ("Discovery Zone") and a subsequent initial public offering of 5,000,000 common shares by Discovery Zone in June 1993. See Gain on Equity Investment of Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a further discussion of this transaction.

OTHER EXPENSE

Other expense, net, was $9,217,000, $893,000 and $2,345,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The increase in 1993 is primarily a result of minority interest expense arising from the Company's filmed entertainment business, which is less than 100% owned.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 37.5%, 35.9% and 36.8% for the years ended December 31, 1993, 1992 and 1991, respectively. The increased rate in 1993 is primarily attributable to the increase in the statutory federal corporate tax rate. The decreased rate in 1992 is primarily the result of reductions in the Company's effective foreign income tax rate.

See Note 5, Income Taxes, of Notes to Consolidated Financial Statements for a further discussion of income taxes.

                              FINANCIAL CONDITION

The Company believes that its financial condition remains strong and that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

WORKING CAPITAL

Working capital at December 31, 1993 amounted to $105,485,000 as compared to a deficit of $54,992,000 at December 31, 1992. The increase of $160,477,000 during 1993 was due primarily to cash provided by operating and financing activities and working capital resulting from the addition of the Company's filmed entertainment business.

Videocassette rental inventories are deemed non-current assets under generally accepted accounting principles as they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of such inventory generates a significant portion of the Company's revenue, the classification of such assets as non-current under generally accepted accounting principles requires their exclusion from the computation of working capital. For this reason, the Company believes working capital is not as significant as a measurement of financial condition for companies operating in the home video industry as it is for companies without operations in the home video industry.

Accounts and notes receivable consist primarily of amounts due from customers. At December 31, 1993, accounts and notes receivable were $135,172,000, an increase of $91,022,000 over December 31, 1992. This increase relates primarily to the addition of receivables from licensing agreements related to the Company's filmed entertainment business.

The current portion of film costs and program rights was $117,324,000 at December 31, 1993 and also relates to the addition of the Company's filmed entertainment business.

Other current assets were $50,210,000 at December 31, 1993, an increase of $27,111,000 as compared to December 31, 1992. This increase was primarily due to the expansion of the Company's music business and an increase in current deferred income tax assets related to the Company's foreign operations.

Merchandise inventories and accounts payable at December 31, 1993 were $350,763,000 and $369,815,000, respectively, an increase of $170,761,000 and
$153,453,000 over December 31, 1992. These increases are primarily a result of the Company's expanded music business where it is customary to carry larger merchandise inventories as compared to Company-owned video stores, as well as its expanding video operations.

Accrued liabilities were $177,695,000 at December 31, 1993, an increase of $78,177,000 as compared to December 31, 1992. This increase primarily reflects the Company's addition of its filmed entertainment business and expansion of its music business.

Accrued participation expenses were $43,013,000 at December 31, 1993 and relate to the addition of the Company's filmed entertainment business.

VIDEOCASSETTE RENTAL INVENTORY AND PROPERTY AND EQUIPMENT

See "Cash Flows From Investing Activities" under the heading "Cash Flows" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Videocassette Rental Inventory and Property and Equipment of
Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a discussion of videocassette rental inventory and property and equipment policies and other information.

INTANGIBLE ASSETS

Intangible assets increased approximately $434,163,000 during 1993 primarily as a result of acquisitions made by the Company during the year.

See Intangible Assets of Note 1, Summary of Significant Accounting Policies and
Note 2, Business Combinations and Investments, of Notes to Consolidated Financial Statements for a further discussion of intangible assets.

OTHER ASSETS

Other assets consist primarily of equity investments in less than majority-owned businesses and the non-current portion of film costs and program rights and increased approximately $205,824,000 during 1993 primarily as a result of the addition of the Company's filmed entertainment business and investments in less than majority-owned businesses.

See Other Assets of Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for a further discussion of other assets.

MINORITY INTERESTS IN SUBSIDIARIES

Minority interests in subsidiaries increased during 1993 as a result of the Company's acquisition of its filmed entertainment business which is less than 100% owned.

CAPITAL STRUCTURE

In February 1994, the Company entered into a credit agreement with certain banks pursuant to which such banks advanced the Company on an unsecured basis
$1,000,000,000 for a term of twelve months.   In March 1994, the Company used
the proceeds from such borrowing along with $250,000,000 of proceeds from borrowings under its existing credit facility for the purchase of shares of non-voting Viacom Class B common stock. See "Business Combinations and Investments" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12, Other Matters, of Notes to Consolidated Financial Statements for a further discussion of the Viacom transactions.

The following table sets forth the components of the Company's capital structure, as a percentage of total capital, at December 31:

                                               1993                1992
                                              ------              ------
     Long-term debt                             22%                 21%
     Subordinated convertible debt              --                  10
     Shareholders' equity                       78                  69
                                               ----                ----
     Total capital                             100%                100%
                                               ====                ====

The changes in long-term debt, subordinated convertible debt and shareholders' equity as a percentage of total capital in 1993 primarily reflects the conversion of substantially all of the Company's subordinated convertible debt into shares of Common Stock during 1993. Significant transactions affecting long-term debt, subordinated convertible debt and shareholders' equity are discussed below.

In December 1993, the Company entered into a credit agreement (the "Credit Agreement") with certain banks pursuant to which such banks have agreed to advance the Company on an unsecured basis an aggregate of $1,000,000,000 for a term of 40 months. The Credit Agreement significantly increased the Company's committed borrowing capacity and contains terms and conditions generally consistent with those existing under the prior 1992 revolving credit facility which the Credit Agreement replaced. At December 31, 1993, approximately $411,000,000 was outstanding under the Credit Agreement.

In November 1993, the Company completed an underwritten public offering of 14,650,000 shares of Common Stock, realizing net proceeds of approximately $424,118,000 which were used to reduce existing indebtedness.

Subordinated convertible debt represented the Company's issuance of $300,000,000 principal amount at maturity of LYONs. The LYONs were zero-coupon notes subordinated to all existing and future senior indebtedness. In August 1993, the Company called the LYONs for redemption. As a consequence of the call, substantially all such LYONs were converted to approximately 8,303,000 shares of Common Stock.

In December 1992, the Company filed with the Securities and Exchange Commission a shelf registration statement covering up to $300,000,000 of unsecured senior and unsecured subordinated debt securities. In February 1993, the Company issued $150,000,000 of 6.625% senior notes under the registration statement, which notes mature in February 1998 and pay interest semi-annually. The proceeds from such issuance were used to refinance existing indebtedness.

In January 1992, the Company received approximately $66,000,000 from Philips for the purchase of 6,000,000 shares of Common Stock. Philips subsequently exercised an option to acquire an additional 5,000,000 shares of Common Stock at $11.00 per share. The sale of the additional 5,000,000 shares of Common Stock was completed in July 1992 with the Company receiving from Philips a $54,500,000 promissory note which was paid on June 30, 1993. During 1992, in addition to the option exercised by Philips, the Company received net proceeds of approximately $15,808,000 in connection with the exercise of warrants and options to acquire 7,371,084 shares of Common Stock.

During 1993 and 1992, the Company issued Common Stock valued at approximately $369,407,000 and $113,974,000, respectively, in connection with its acquisitions and investments.

See Notes 2, 3, 4 and 7, Business Combinations and Investments, Long-Term Debt, Subordinated Convertible Debt and Shareholders' Equity, of Notes to Consolidated Financial Statements for a further discussion of business combinations, investments, indebtedness and shareholders' equity.

                                   CASH FLOWS

Cash and cash equivalents increased by $51,896,000 in 1993 compared to decreases of $8,306,000 in 1992 and $94,000 in 1991. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities increased to $522,284,000 in 1993 from $450,785,000 in 1992 and $350,351,000 in 1991. Such increases are primarily a result of the increased number of Company-owned video stores in operation. Cash provided by operating activities combined with cash provided by financing activities in 1993, 1992 and 1991 were used to fund capital additions and acquisitions as the Company's business expanded during these years. Cash provided by operating activities generated substantially all of the cash needed for capital additions, net of disposals of videocassette rental inventory, during the three years ended December 31, 1993, 1992 and 1991.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital additions for new and existing stores and cash used in business combinations and investments comprise most of the Company's investing activities. Capital additions, which consist primarily of purchases of videocassette rental inventory and property and equipment, were $615,657,000, $394,532,000 and $300,694,000 in 1993, 1992 and 1991, respectively. Cash used in business combinations and investments was $673,241,000, $252,888,000 and $8,244,000 in 1993, 1992 and 1991, respectively, and includes the $600,000,000 investment in Series A cumulative convertible preferred stock of Viacom as well as acquisitions of Spelling and Super Club in 1993 and the acquisitions of Cityvision, Sound Warehouse and Music Plus in 1992.

See "Viacom Inc. Agreements" and "Business Combinations and Investments" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Business Combinations and Investments and Note 12, Other Matters, of Notes to Consolidated Financial Statements for a further discussion of businesses acquired and other investments.

During 1993, 1992 and 1991 the Company opened or acquired a net of 483, 980 (including 775 stores related to the Cityvision acquisition) and 307 video stores, respectively. During 1993 and 1992, the Company also opened or
acquired a net of 273 and 238 music stores, respectively.   Company-opened
video stores require initial capital expenditures, including the purchase of videocassettes for rental, of generally between $375,000 to $700,000 per store. The Company has recently developed its own prototype music store called "Blockbuster Music Plus". The Company currently projects that the cost to open a new "Blockbuster Music Plus" store will require an initial investment, including capital expenditures and merchandise inventory, of generally between $700,000 to $1,000,000. The cost of acquiring video and music stores varies, depending upon the size, location, operating history of the store, and, in the case of video stores, the value associated with any reacquisition of franchise rights for the territory related to the video store acquired. Thus, although the Company can reasonably estimate the dollar amount necessary to open a new video or music store, it is impossible to know the cost of each acquisition or what mix of new store openings and acquisitions will occur in the future.

The Company believes that during 1994 it will continue to purchase new release videocassettes and property and equipment in a manner substantially consistent with historical practices. The Company currently intends to continue to expand in the entertainment industry, which may include acquiring and opening additional video and music stores, as well as developing, making investments in or acquiring other entertainment related concepts or businesses. In addition, the Company plans on converting a substantial number of its existing music stores to the "Blockbuster Music Plus" format during 1994. The Company believes that cash provided by operating activities as well as cash available under the Company's Credit Agreement will be adequate to finance capital additions and other funding requirements during 1994. The Company from time to time may seek additional or alternate sources of financing.

See Note 3, Long-Term Debt, of Notes to Consolidated Financial Statements for a further discussion of financing available under the Company's credit facilities and from other sources.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities during 1993, 1992 and 1991 resulted from commercial bank borrowings, repayments of such bank borrowings, issuances of Common Stock and, in 1993 and 1992, the payment of cash dividends. Proceeds from the issuance of Common Stock were $595,698,000 in 1993 and primarily consisted of the sale of 14,650,000 shares of Common Stock in an underwritten public offering. These financing activities combined with cash provided by operating activities were used to fund capital additions and the development and acquisition of stores as the Company's business expanded during these years.

See "Capital Structure" under the heading "Financial Condition" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 3, 4, 6 and 7, Long-Term Debt, Subordinated Convertible Debt, Stock Options and Warrants and Shareholders' Equity, of Notes to Consolidated Financial Statements for a further discussion of indebtedness and shareholders' equity transactions.


                                   INFLATION

The Company anticipates that its business will be affected by general economic trends. While the Company has not operated in the videocassette rental industry, the music retailing industry or filmed entertainment industry during a period of high inflation, the Company believes that if costs increase, it should be able to pass such increases on to its customers.

                                FOREIGN EXCHANGE

The Company has foreign operations, primarily in the United Kingdom and Canada. Exchange rate fluctuations between the currencies of these countries and the U.S. Dollar may result in the translation and reporting of varying amounts of U.S. Dollars in the Company's consolidated financial statements. Based on the current scope of its foreign operations, the Company believes that any such fluctuations would not have a material adverse effect on the Company's consolidated financial condition or results of operations as reported in U.S. Dollars.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company believes the adoption of SFAS No. 112 will not have a material effect on its results of operations or financial condition. However, the adoption of SFAS No. 115 will require the Company to adjust its investment in non-voting Viacom Class B common stock to fair value. Pursuant to the provisions of SFAS No. 115, the Company has classified such investment as an "available-for-sale security". Accordingly, any adjustment to fair value will be excluded from net income and reported as a separate component of shareholders' equity. Based on the quoted market price at March 23, 1994 and after satisfaction of Viacom's make-whole obligation, the maximum adjustment to fair value would result in a reduction of total assets and shareholders' equity of approximately $186,000,000, net of income taxes, at such date.

See "Viacom Inc. Agreements" of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Viacom investment.

Item 8.  Financial Statements and Supplementary Data


                   Index to Consolidated Financial Statements


                                                                   Page(s)
Report of Independent Certified Public Accountants                    42

Consolidated Balance Sheets as of
  December 31, 1993 and 1992                                          43

Consolidated Statements of Operations for Each of the Three
  Years Ended December 31, 1993                                       44

Consolidated Statements of Changes in Shareholders' Equity
  for Each of the Three Years Ended December 31, 1993                 45

Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 1993                                       46

Notes to Consolidated Financial Statements                          47-65

Financial Statement Schedules for Each of the Three
   Years Ended December 31, 1993:

V.    Property, Plant and Equipment                                 73-75

VI.   Accumulated Depreciation, Depletion and                       76-78
         Amortization of Property, Plant
         and Equipment

VIII. Valuation and Qualifying Accounts                              79

X.    Supplementary Statements of Operations Information             80

All other schedules are omitted as not applicable or not required.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Blockbuster Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Blockbuster Entertainment Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blockbuster Entertainment Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included in Item 14.(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 ARTHUR ANDERSEN & CO.


Fort Lauderdale, Florida,
March 23, 1994.

                                       BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                         AS OF DECEMBER 31,
                                                  (In thousands, except share data)


                                                                                                1993                    1992
                                                                                                ----                    ----
                                                               ASSETS
                                                               ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $   95,254             $   43,358
  Accounts and notes receivable,
    less allowance                                                                             135,172                 44,150
  Merchandise inventories                                                                      350,763                180,002
  Film costs and program rights, net                                                           117,324                    ---
  Other                                                                                         50,210                 23,099
                                                                                            ----------             ----------
    Total Current Assets                                                                       748,723                290,609

VIDEOCASSETTE RENTAL INVENTORY, NET                                                            470,223                322,168
PROPERTY AND EQUIPMENT, NET                                                                    522,745                388,588
INTANGIBLE ASSETS, NET                                                                         856,318                422,155
INVESTMENT IN VIACOM INC.                                                                      600,000                    ---
OTHER ASSETS                                                                                   322,958                117,134
                                                                                            ----------             ----------
                                                                                            $3,520,967             $1,540,654
                                                                                            ==========             ==========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                                         $    9,083             $   16,894
  Accounts payable                                                                             369,815                216,362
  Accrued liabilities                                                                          177,695                 99,518
  Accrued participation expenses                                                                43,013                    ---
  Income taxes payable                                                                          43,632                 12,827
                                                                                            ----------             ----------
    Total Current Liabilities                                                                  643,238                345,601
LONG-TERM DEBT, LESS CURRENT PORTION                                                           603,496                238,034
SUBORDINATED CONVERTIBLE DEBT                                                                      ---                118,532
OTHER LIABILITIES                                                                               59,999                 48,365
MINORITY INTERESTS IN SUBSIDIARIES                                                              90,834                  2,775
COMMITMENTS AND CONTINGENCIES                                                                      ---                    ---

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; authorized
    500,000 shares; none outstanding                                                               ---                    ---
  Common stock, $.10 par value; authorized
    300,000,000 shares; issued and
    outstanding 247,380,069 and 197,944,685
    shares, respectively                                                                        24,738                 19,794
  Capital in excess of par value                                                             1,564,685                453,081
  Cumulative foreign currency
    translation adjustment                                                                     (38,143)               (34,656)
  Retained earnings                                                                            572,120                349,128
                                                                                            ----------             ----------
    Total Shareholders' Equity                                                               2,123,400                787,347
                                                                                            ----------             ----------
                                                                                            $3,520,967             $1,540,654
                                                                                            ==========             ==========

                The accompanying notes are an integral part of these statements.

                                       BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                               (In thousands, except per share data)


                                                                     1993                1992              1991
                                                                     ----                ----              ----
REVENUE:
  Rental revenue                                                  $1,285,412           $ 969,333         $742,013
  Product sales                                                      658,097             298,338          182,032
  Other revenue                                                      283,494              48,173           37,593
                                                                  ----------           ---------         --------
                                                                   2,227,003           1,315,844          961,638

OPERATING COSTS AND EXPENSES:
  Cost of product sales                                              430,171             196,175          126,746
  Operating expenses                                               1,195,483             763,220          565,160
  Selling, general and administrative                                178,322             113,587          108,607
                                                                  ----------           ---------         --------

OPERATING INCOME                                                     423,027             242,862          161,125

INTEREST EXPENSE                                                     (33,773)            (17,793)         (21,780)
INTEREST INCOME                                                        6,818               7,044            4,013
GAIN FROM EQUITY INVESTMENT                                            2,979                 ---              ---
OTHER EXPENSE, NET                                                    (9,217)               (893)          (2,345)
                                                                  ----------           ---------         --------

INCOME BEFORE INCOME TAXES                                           389,834             231,220          141,013

PROVISION FOR INCOME TAXES                                           146,188              82,951           51,901
                                                                  ----------           ---------         --------

NET INCOME                                                        $  243,646           $ 148,269         $ 89,112
                                                                  ==========           =========         ========

Net Income per Common and
  Common Equivalent Share                                         $     1.11           $     .77         $    .51
Net Income per Common and                                         ==========           =========         ========
  Common Equivalent Share -
  assuming full dilution                                          $     1.10           $     .76         $    .51
                                                                  ==========           =========         ========





        The accompanying notes are an integral part of these statements.

                                       BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                           (In thousands)

                                                            Capital in           Cumulative
                                            Common          Excess of            Translation         Retained
                                            Stock           Par Value            Adjustment          Earnings
                                            --------        ----------           -----------         --------
Balance, December 31, 1990                  $ 15,638       $  181,021            $    ---           $122,706
 Net income                                      ---              ---                 ---             89,112
 Sales of common stock, net                      644           10,872                 ---                ---
 Stock issued in acquisitions                    649           54,396                 ---                ---
 Tax benefit of non-qualified
  stock options exercised                        ---            8,798                 ---                ---
 Other                                           ---           (3,375)                ---                ---
                                            --------           ------            --------           --------
Balance, December 31, 1991                    16,931          251,712                 ---            211,818
 Net income                                      ---              ---                 ---            148,269
 Sales of common stock, net                    1,838          133,431                 ---                ---
 Stock issued in acquisitions
  and investments                              1,025          112,949                 ---                ---
 Note receivable from
  shareholder                                    ---          (54,500)                ---                ---
 Cash dividends                                  ---              ---                 ---            (10,959)
 Tax benefit of non-qualified
  stock options exercised                        ---            8,740                 ---                ---
  Foreign currency translation
   adjustment                                    ---              ---             (34,656)               ---
  Other                                          ---              749                 ---                ---
                                            --------        ---------            --------           --------
Balance, December 31, 1992                    19,794          453,081             (34,656)           349,128
 Net income                                      ---              ---                 ---            243,646
 Sales of common stock, net                    2,098          539,100                 ---                ---
 Stock issued for conversion
  of subordinated convertible
  debt                                           830          121,442                 ---                ---
 Collection of shareholder
  note receivable                                ---           54,500                 ---                ---
 Stock issued in acquisitions
  and investments                              2,016          367,391                 ---                ---
 Cash dividends                                  ---              ---                 ---            (20,654)
 Tax benefit of non-qualified
  stock options exercised                        ---           18,909                 ---                ---
 Foreign currency translation
  adjustment                                     ---              ---              (3,487)               ---
 Other                                           ---           10,262                 ---                ---
                                            --------       ----------            --------           --------
Balance, December 31, 1993                  $ 24,738       $1,564,685            $(38,143)          $572,120
                                            ========       ==========            ========           ========





        The accompanying notes are an integral part of these statements.

                                       BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                           (In thousands)
                                                                          1993               1992             1991
                                                                          ----               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $  243,646          $148,269         $ 89,112
 Adjustments to reconcile net income
  to cash flows from operating
  activities:
   Depreciation and amortization                                         396,122           306,829          223,672
   Amortization of film costs                                             87,281               ---              ---
   Additions to film costs and
    program rights                                                      (110,422)              ---              ---
   Interest on subordinated
    convertible debt                                                       6,362             8,945            8,267
   Gain from equity investment                                            (2,979)              ---              ---
   Changes in operating assets and
    liabilities, net of effects from
    purchase transactions:
     Increase in accounts and notes
       receivable                                                        (29,444)           (9,347)         (14,203)
     (Increase) decrease in
      merchandise inventories                                            (83,333)            1,379          (38,606)
     (Increase) decrease in other
      current assets                                                        (974)           (5,254)             386
     Increase (decrease) in accounts
      payable and accrued liabilities                                    (62,529)          (37,159)          24,831
     Increase in income taxes
      payable and related items                                           83,655            20,391           39,786
   Other                                                                  (5,101)           16,732           17,106
                                                                      ----------          --------         --------
                                                                         522,284           450,785          350,351
                                                                      ----------          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of videocassette rental
  inventory                                                             (451,116)         (296,139)        (221,996)
 Disposals of videocassette
  rental inventory                                                        40,595            37,618           22,648
 Purchases of property and equipment                                    (164,541)          (98,393)         (78,698)
 Net cash used in business combinations
  and investments                                                       (673,241)         (252,888)          (8,244)
 Other                                                                    (2,216)          (22,893)         (15,603)
                                                                      ----------          --------         --------
                                                                      (1,250,519)         (632,695)        (301,893)
                                                                      ----------          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common
  stock, net                                                             595,698            80,769           11,516
 Proceeds from long-term debt                                          2,373,786           328,583           87,717
 Repayments of long-term debt                                         (2,152,239)         (222,523)        (144,410)
 Cash dividends paid                                                     (18,275)           (7,154)             ---
 Other                                                                   (18,839)           (6,071)          (3,375)
                                                                      ----------          --------         --------
                                                                         780,131           173,604          (48,552)
                                                                      ----------          --------         --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         51,896            (8,306)             (94)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                        43,358            51,664           51,758
                                                                      ----------          --------         --------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                          $   95,254          $ 43,358         $ 51,664
                                                                      ==========          ========         ========

        The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000's omitted in all tables except per share amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements present the consolidated financial position and results of operations of Blockbuster Entertainment Corporation and subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

The accompanying consolidated financial statements also include the financial position and results of operations of WJB Video Limited Partnership and certain of its affiliates ("WJB"), with which the Company merged in August 1993. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, these financial statements and notes thereto have been restated as if the companies had operated as one entity since inception. See Note 2, Business Combinations and Investments, for a further discussion of this transaction.

Accounts and Notes Receivable:

Accounts and notes receivable, which are stated net of an allowance for doubtful accounts, consist primarily of amounts due from customers. The current portion of notes receivable was approximately $13,298,000 and $15,432,000 at December 31, 1993 and 1992, respectively. The Company believes that the carrying amounts of accounts and notes receivable at December 31, 1993 and 1992 approximate fair value at such dates.

Merchandise Inventories:

Merchandise inventories, consisting primarily of prerecorded music and videocassettes, are stated at the lower of cost or market. Cost is determined using the moving weighted average or the retail inventory method, the uses of which approximate the first-in, first-out basis.

Film Costs and Program Rights:

Film costs and program rights relate to the operations of the Company's filmed entertainment business. See Note 2, Business Combinations and Investments. Film costs and program rights include production or acquisition costs (including advance payments to producers), capitalized overhead and interest, prints, and advertising expected to benefit future periods. These costs are amortized, and third party participations and residuals are accrued, in the ratio that the current year's gross revenue bears to estimated future gross revenue, calculated on an individual product basis.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Film costs and program rights are stated at the lower of cost, net of amortization, or estimated net realizable value on an individual film product basis. Estimates of total gross revenue, costs and participation expenses are reviewed quarterly and write-downs to net realizable value are recorded and future amortization expense is revised as necessary. Based on the Company's estimates of future gross revenue as of December 31, 1993, approximately 60% of unamortized released film costs and program rights will be amortized within the next three years.

The components of film costs and program rights, net of amortization, at December 31, 1993 are as follows:

Film costs:
  Released                                                            $ 77,204
  In process and other                                                  22,009
Program rights                                                          89,690
                                                                      --------
                                                                       188,903
Less: non-current portion                                              (71,579)
                                                                      --------
Current portion of film costs
  and program rights                                                  $117,324
                                                                      ========

The non-current portion of film costs and program rights is included in other assets.

Videocassette Rental Inventory:

Videocassettes are recorded at cost and amortized over their estimated economic life with no provision for salvage value. Videocassettes which are considered base stock are amortized over thirty-six months on a straight-line basis. Videocassettes which are considered new release feature films frequently ordered in large quantities to satisfy initial demand ("hits") are, except as discussed below, amortized over thirty-six months on an accelerated basis. "Hit" titles for which twelve or more copies per store were purchased during the period from January 1, 1990 through December 31, 1991 were, for the twelfth and any succeeding copies, amortized over twelve months on an accelerated basis. Effective January 1, 1992, "hit" titles for which ten or more copies per store are purchased are, for the tenth and any succeeding copies, amortized over nine months on an accelerated basis. For the twelve months ended
December 31, 1992, the adoption of this shorter economic life had the effect of reducing net income by approximately $9,556,000 and net income per common and common equivalent share by approximately five cents per share.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Videocassette rental inventory and related amortization at December 31 are as follows:

                                                                                               1993                1992
                                                                                               ----                ----
                    Videocassette rental inventory                                           $841,488            $580,748
                    Less: accumulated amortization                                           (371,265)           (258,580)
                                                                                             --------            --------
                                                                                             $470,223            $322,168
                                                                                             ========            ========

Amortization expense related to videocassette rental inventory was $295,729,000, $234,862,000 and $171,509,000 in 1993, 1992 and 1991,
respectively. As videocassette rental inventory is sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts and any gain or loss thereon is recorded.

Property and Equipment:

Property and equipment is stated at cost. Depreciation and amortization expense is provided over the estimated lives of the related assets using the straight-line method. Property and equipment at December 31 consists of the following:

                                                                              Life               1993              1992
                                                                              ----               ----              ----
                    Land and buildings                                    15-32 Years          $ 77,715          $ 51,781
                    Leasehold improvements                                 2-10 Years           281,992           199,463
                    Furniture and fixtures                                 2-10 Years           178,578           146,282
                    Equipment                                              2-10 Years           194,125           132,648
                                                                                               --------          --------
                                                                                                732,410           530,174
                    Less: accumulated depreciation
                          and amortization                                                     (209,665)         (141,586)
                                                                                               --------          --------
                                                                                               $522,745          $388,588
                                                                                               ========          ========

Depreciation and amortization expense related to property and equipment was $74,772,000, $59,094,000 and $43,868,000 in 1993, 1992 and 1991, respectively.
Additions to property and equipment are capitalized and include acquisitions of property and equipment, costs incurred in the development and construction of new stores, major improvements to existing property and management information systems. As property and equipment is sold or retired, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss thereon is recorded.

Intangible Assets:

Intangible assets primarily consist of the cost of acquired businesses in excess of the market value of net tangible assets acquired. The cost in excess of the market value of net tangible assets is amortized on a straight-line basis over periods ranging from 15 to 40 years. Subsequent to its acquisitions, the Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of acquired businesses, specific industry trends and general economic conditions to assess whether the

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. If such factors, events or circumstances indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the intangible assets in measuring their recoverability. Accumulated amortization of intangible assets at December 31, 1993 and 1992 was $45,286,000 and $20,168,000, respectively.

Other Assets:

Other assets consist primarily of equity investments in less than majority-owned businesses, the non-current portion of film costs and program rights related to the Company's filmed entertainment business and the non-current portion of accounts and notes receivable. The non-current portion of such receivables was approximately $39,153,000 and $47,288,000 at December 31, 1993 and 1992, respectively. The Company believes the carrying amounts of the non-current portion of accounts and notes receivable approximate fair value at such dates.

Accrued Participation Expenses:

Accrued participation expenses relate to the Company's filmed entertainment business and include amounts due to producers and other participants for their share of programming and distribution revenue.

Foreign Currency Translation:

Foreign subsidiaries' assets and liabilities are translated at the rates of exchange at the balance sheet date while income statement accounts are translated at the average exchange rates in effect during the periods presented. The resulting translation adjustments are reported as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. The aggregate transaction gain included in the determination of net income for the year ended December 31, 1992 was $6,778,000. There were no transaction gains or losses during the years ended December 31, 1993 and 1991.

Revenue Recognition:

Revenue from Company-owned video and music stores is recognized at the time of rental or sale. Revenue from franchise owners is recognized when all material services or conditions required under the Company's franchise agreements have been performed by the Company.

Revenue from programming and distribution is recognized as follows: (1) revenue from licensing agreements covering film product owned by the Company is recognized when the film product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met and (2) revenue from television distribution of film product which is not owned by the Company is recognized when billed.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gain From Equity Investment:

It is the Company's policy to record gains or losses from the sale or issuance of previously unissued stock by its subsidiaries or by companies in which the Company is an equity investor and accounts for its investment using the equity method.

The Company's consolidated results of operations for the year ended December 31, 1993 include a gain before income taxes of $2,979,000, resulting from the Company's investment in Discovery Zone, Inc. ("Discovery Zone") and a subsequent initial public offering of 5,000,000 common shares by Discovery Zone in June 1993. Discovery Zone owns, operates and franchises indoor recreational facilities for children.

Cash Flow Information:

Cash equivalents consist of interest bearing securities with original maturities of less than ninety days.

See Notes 2, 3, 5 and 7, Business Combinations and Investments, Long-term Debt, Income Taxes and Shareholders' Equity, of Notes to Consolidated Financial Statements for a discussion of supplemental cash flow information.

2. BUSINESS COMBINATIONS AND INVESTMENTS

All business combinations discussed below, except for the merger with WJB, were accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

In November 1993, the Company acquired all of the outstanding capital stock of Super Club Retail Entertainment Corporation and subsidiaries ("Super Club"), which owns and operates video and music stores. The purchase price paid by the Company was approximately $150,000,000 and consisted of 5,245,211 shares of the Company's common stock, $.10 par value ("Common Stock") and warrants to acquire shares of Common Stock. The warrants give the holders the right to acquire 1,000,000 and 650,000 shares of Common Stock at exercise prices of $31.00 and $32.42 per share, respectively.

In October 1993, the Company purchased 24,000,000 shares of newly-issued Series A cumulative convertible preferred stock of Viacom Inc. ("Viacom") for an aggregate purchase price of $600,000,000, representing a purchase price of $25 per share. The preferred stock provides for the payment of quarterly dividends at an annual rate of 5% and is convertible into non-voting Viacom Class B common stock at a conversion price of $70 per share. The preferred stock is redeemable at the option of Viacom beginning in October 1998. Although the preferred stock is currently an unlisted equity security, based upon a valuation which considered the terms and conditions of the preferred stock as well as comparisons to other similar securities, the Company estimates the fair

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of such investment to be approximately $552,000,000 at December 31, 1993.

In August 1993, the Company merged with WJB, its largest franchise owner. In connection with the merger, the Company issued 7,214,192 shares of its Common Stock in exchange for the equity interests of WJB. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, the Company's financial statements have been restated for all periods as if the companies had operated as one entity since inception.

Revenue and net income of the previously separate companies for the periods before the pooling of interests business combination was consummated (after reflecting the effects of intercompany eliminations) are as follows:

                                 Six Months
                                   Ended
                                  June  30,                 Year Ended December 31,
                                                            -----------------------
                                    1993                       1992          1991
                                 ----------                 ----------    ---------
Revenue:
  The Company                     $840,416                  $1,188,118     $858,353
  WJB                               85,440                     127,726      103,285
                                  --------                  ----------     --------
                                  $925,856                  $1,315,844     $961,638
                                  ========                  ==========     ========
Net Income:
  The Company                     $ 81,006                  $  133,638     $ 86,798
  WJB                               11,646                      14,631        2,314
                                  --------                  ----------     --------
                                  $ 92,652                  $  148,269     $ 89,112
                                  ========                  ==========     ========

During the second quarter of 1993, the Company acquired a majority of the common stock of Spelling Entertainment Group Inc. ("Spelling"), a producer and distributor of filmed entertainment. The aggregate consideration paid by the Company totaled approximately $163,369,000 and consisted of cash and 9,278,034 shares of Common Stock. The Company also issued to certain sellers of Spelling's common stock, warrants to acquire an aggregate of 2,000,000 shares of its Common Stock at an exercise price of $25 per share. Additionally, in October 1993, the Company exchanged 3,652,542 shares of Common Stock for 13,362,215 newly issued shares of Spelling's common stock as more fully discussed in Note 7, Shareholders' Equity. As a result of the transactions described above, the Company owned approximately 70.5% of the outstanding common stock of Spelling at December 31, 1993.

During 1993, the Company acquired or invested in businesses that own and operate video stores, are involved in the production and distribution of filmed entertainment, and own, operate and franchise indoor recreational facilities for children. The aggregate purchase price paid by the Company was approximately $195,610,000 and consisted of cash and 5,631,180 shares of Common Stock.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 1992, the Company acquired Sound Warehouse, Inc. and subsidiary and Show Industries, Inc. ("Sound Warehouse" and "Music Plus") which own and operate music stores. The purchase price paid by the Company was approximately $190,000,000 and consisted of cash and 4,142,051 shares of Common Stock.

In February 1992, the Company acquired Cityvision plc ("Cityvision"), the largest home video retailer in the United Kingdom. The purchase price paid by the Company was approximately $125,000,000 and consisted of cash and 3,999,672 shares of Common Stock. At December 31, 1993, Cityvision operated 775 stores under the trade name "Ritz".

During 1992, the Company also acquired or invested in several other businesses that own and operate video and music stores. The aggregate purchase price paid by the Company was approximately $103,774,000 and consisted of cash and 2,112,977 shares of Common Stock.

During 1991, the Company acquired several businesses that own and operate video stores. The aggregate purchase price paid by the Company was approximately $89,614,000 and consisted of cash and 6,492,757 shares of Common Stock. Such shares of Common Stock include 1,297,921 shares issued by the Company in connection with the repayment of a $12,586,000 short-term promissory note which was issued by the Company in connection with an acquisition during 1991.

The Company's consolidated results of operations for the years ended December 31 on an unaudited pro forma basis assuming the acquisitions of Super Club, Spelling, Sound Warehouse and Music Plus had occurred as of January 1, 1992, are as follows:

                                                                     1993                           1992
                                                                  ----------                     ----------
Revenue                                                           $2,595,199                     $2,296,570
                                                                  ==========                     ==========

Net income                                                        $  247,735                     $  177,034
                                                                  ==========                     ==========
Net income per common and common
  equivalent share - assuming
  full dilution                                                   $     1.07                     $      .82
                                                                  ==========                     ==========

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocations for all business combinations and investments discussed above, except for the merger with WJB which was accounted for under the pooling of interests method of accounting, were as follows for the years ended December 31:

                                                                             1993                   1992            1991
                                                                             ----                   ----            ----
                    Videocassette rental inventory                        $ 33,683             $ 53,889          $ 18,642
                    Property and equipment                                  56,781               85,175            22,276
                    Intangible assets                                      456,937              347,635            40,306
                    Investment in Viacom                                   600,000                  ---               ---
                    Other assets                                           182,075               19,825            10,376
                    Working capital deficiency,
                      net of cash acquired                                 (45,614)             (73,592)          (47,464)
                    Long-term debt assumed                                (131,008)             (40,048)           (8,759)
                    Other liabilities                                      (13,986)             (26,022)           15,326
                    Minority interests in
                      subsidiaries                                         (96,220)                 ---               ---
                    Common stock issued                                   (369,407)            (113,974)          (42,459)
                                                                          --------             --------          --------
                    Net cash used in business
                      combinations and investments                        $673,241             $252,888          $  8,244
                                                                          ========             ========          ========

The amounts presented above for 1993 reflect the preliminary purchase price allocations for business combinations.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  LONG-TERM DEBT

Long-term debt at December 31 is as follows:

                                                                                               1993                    1992
                                                                                           -------------           ------------
                  Payable to banks under an unsecured revolving credit agreement,
                  interest at 3.71% at December 31, 1993                                     $ 411,000              $     ---

                  Payable to banks under an unsecured
                  revolving credit agreement, interest at
                  3.98% at December 31, 1992                                                       ---                173,000

                  Unsecured senior notes, interest fixed
                  at 6.625%                                                                    150,000                    ---

                  Bank term loan, interest at eurodollar
                  rate plus 2% (5.62% at December 31, 1993)                                     49,579                    ---

                  Payable to others, interest at 10.00%
                  at December 31, 1993                                                           2,000                 41,031

                  Payable to a bank under a secured
                  revolving credit agreement, interest at
                  LIBOR plus 1.75% (5.06% at
                  December 31, 1992)                                                               ---                 31,500

                  Payable to a bank under a secured term
                  loan agreement, interest at LIBOR plus 1.50% (4.81% at December 31,
                  1992)                                                                            ---                  9,397
                                                                                             ---------              ---------

               Total long-term debt                                                            612,579                254,928

               Less: current portion                                                            (9,083)               (16,894)
                                                                                             ---------              ---------

               Long-term debt, less current portion                                          $ 603,496              $ 238,034
                                                                                             =========              =========

In December 1993, the Company entered into a credit agreement (the "Credit Agreement") with certain banks pursuant to which such banks have agreed to advance the Company on an unsecured basis an aggregate of $1,000,000,000 for a term of 40 months. Outstanding advances, if any, are payable at the expiration of the 40-month term. The Credit Agreement requires, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. Interest is generally determined and payable monthly using a competitive bid feature. The Credit Agreement replaces a 1992 revolving credit arrangement among the Company and certain other banks.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In December 1992, the Company filed with the Securities and Exchange Commission a shelf registration statement covering up to $300,000,000 of unsecured senior debt securities and unsecured subordinated debt securities. In February 1993, the Company issued $150,000,000 of 6.625% senior notes under the registration
statement.   Such notes mature in February 1998 and pay interest semi-
annually. The proceeds from such issuance were used to refinance existing indebtedness. The notes are registered on the New York Stock Exchange and at December 31, 1993 had a quoted market price of approximately $101.25 per note resulting in a fair value for all outstanding notes of approximately $151,875,000.

All outstanding advances under the bank term loan, which were related to the Company's filmed entertainment business, were repaid and such loan terminated in January 1994.

Excluding the unsecured senior notes discussed above, substantially all of the Company's long-term debt at December 31, 1993 and 1992 carried interest rates that were adjusted regularly to reflect current market conditions. Accordingly, the Company believes the carrying amount of such indebtedness approximated fair value at such dates.

The Company made interest payments of $26,301,000, $9,707,000 and $12,913,000 in 1993, 1992 and 1991, respectively.

4.  SUBORDINATED CONVERTIBLE DEBT

In August 1993, the Company called its Liquid Yield Option Notes ("LYONs") for redemption. As a consequence of the call, substantially all such LYONs were converted to approximately 8,303,000 shares of Common Stock resulting in an increase to shareholders' equity of approximately $122,272,000. The LYONs were issued initially in November 1989 in the aggregate principal amount at maturity of $300,000,000 and required no periodic interest payments. Each LYON had an issue price of $308.32 and would have had a principal amount due at maturity of $1,000 (representing a yield to maturity of 8% per annum computed on a semi-annual bond equivalent basis). Each LYON was convertible into 27.702 shares of Common Stock, at the option of the holder, at any time on or prior to maturity, was subordinated to all existing and future Senior Indebtedness (as defined in the LYONs indenture agreement) of the Company, and was redeemable under certain circumstances in whole or in part, at the option of the Company, for cash in an amount equal to the issue price plus accrued original issue discount to the date of redemption.

The LYONs were registered on the New York Stock Exchange and at December 31, 1992 had a quoted market price of approximately $530 per LYON resulting in a fair value for all outstanding LYONs of approximately $159,000,000.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109 - Accounting for Income Taxes, which superceded SFAS No. 96. The Company adopted SFAS No. 109 in 1991.

The income tax provision for the years ended December 31 consists of the following components:

                                                                            1993                1992              1991
                                                                            ----                ----              ----
                      Current:
                        Federal                                           $100,008             $69,020           $38,443
                        State                                                8,600               5,006             2,095
                        Foreign                                              2,749                 ---               ---
                                                                          --------             -------           -------
                        Total current                                      111,357              74,026            40,538
                                                                          --------             -------           -------

                      Deferred:
                        Federal                                             27,549               3,407            10,041
                        State                                                1,689                 227             1,322
                        Foreign                                              5,593               5,291               ---
                                                                          --------             -------           -------
                        Total deferred                                      34,831               8,925            11,363
                                                                          --------             -------           -------
                                                                          $146,188             $82,951           $51,901
                                                                          ========             =======           =======

A reconciliation of the federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

                                                                            1993                 1992              1991
                                                                            ----                 ----              ----
                    Income tax at statutory rate                            35.0%                34.0%             34.0%
                    State income taxes, net of
                      federal income tax benefit                             2.6                  2.3               2.4
                    Other, net                                               (.1)                 (.4)               .4
                                                                            -----                -----             -----
                                                                            37.5%                35.9%             36.8%
                                                                            =====                =====             =====

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                1993              1992
                                                                               ------            ------
Deferred Tax Assets:
                  Difference between assigned
                    value and tax basis of
                    acquired entities:
                      Foreign                                                 $  3,008          $12,862
                      Domestic                                                  82,373           11,898
                  Tax loss and credit carryforwards                             82,469           10,218
                  Other                                                          6,076            5,109
                                                                              --------          -------
                                                                               173,926           40,087
Less: valuation allowance                                                      (47,275)          (3,731)
                                                                              --------          -------
                                                                              $126,651          $36,356
                                                                              ========          =======
Deferred Tax Liabilities:
                  Expenses deducted for tax,
                    amortized for book                                        $ 22,221          $15,518
                  Excess tax over book
                    depreciation and amortization                               54,733           29,160
                  Other                                                          3,808            8,575
                                                                              --------          -------
                                                                              $ 80,762          $53,253
                                                                              ========          =======

During 1993, the Company's valuation allowance increased by $43,544,000 to $47,275,000. Such increase relates primarily to certain deferred tax assets of acquired businesses which consist principally of net operating loss carryforwards. Should future circumstances result in a change in the valuation allowance, such change may be allocated so as to increase or decrease intangible assets.

The foreign component of income before income taxes for the years ended December 31, 1993 and 1992 was approximately $15,200,000 and $22,723,000, respectively.

At December 31, 1993, the Company had approximately $210,000,000 of operating and capital loss carryforwards available to reduce future income taxes, of which approximately $29,000,000 have unlimited carryforward periods and approximately $181,000,000 expire in varying amounts commencing in 2001. These carryforwards relate primarily to businesses acquired by the Company and to periods prior to their respective acquisition dates.

The Company made income tax payments of approximately $63,621,000, $61,002,000 and $14,857,000 in 1993, 1992 and 1991, respectively.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  STOCK OPTIONS AND WARRANTS

The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant.

A summary of stock option and warrant transactions for the years ended December 31 is as follows:

                                                                                 1993               1992               1991
                                                                                 ----               ----               ----
                  Options and warrants outstanding
                    at beginning of year                                        12,658             17,384             21,614
                  Granted                                                        8,915              8,963              2,942
                  Exercised                                                     (2,675)           (12,371)            (6,440)
                  Cancelled                                                       (584)            (1,318)              (732)
                                                                               -------            -------            -------
                  Options and warrants outstanding
                    at end of year                                              18,314             12,658             17,384
                                                                               =======            =======            =======

                  Average price of options and
                    warrants exercised                                         $ 6.45             $ 5.72             $ 1.79
                  Prices of options and warrants                               $1.08 to           $1.08 to           $1.08 to
                    outstanding at end of year                                 $32.42             $16.75             $14.25
                  Average price of options and
                    warrants outstanding at end
                    of year                                                    $15.86             $ 9.07             $ 6.83
                  Vested options and warrants at
                    end of year                                                11,070              7,645             12,736
                  Options available for future
                    grants at end of year                                       1,800              6,481              9,126

In February 1992, warrants to acquire 5,138,323 shares of Common Stock, originally issued in 1987 in connection with the initial equity investment in the Company by its Chairman, were exercised with the Company receiving proceeds of approximately $6,293,000.

In April 1992, the Company granted a call option, for 5,000,000 shares of Common Stock, to Philips Electronics N.V. ("Philips") that was subsequently exercised as more fully described in Note 7, Shareholders' Equity.

7.  SHAREHOLDERS' EQUITY

The Board of Directors has the authority to issue up to 500,000 shares of $1 par value preferred stock at such time or times, in such series, with such designations, preferences, special rights, limitations or restrictions thereof as it may determine. No shares of preferred stock have been issued.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 1993, the Company registered with the Securities and Exchange Commission 14,650,000 shares of its Common Stock to be offered in an underwritten public offering. Upon the sale of such shares, the Company realized net proceeds of approximately $424,118,000 which were used to reduce existing indebtedness.

In October 1993, the Company issued 3,652,542 shares of its Common Stock to Spelling in exchange for 13,362,215 newly issued shares of Spelling's common stock increasing the Company's ownership to approximately 70.5% of the outstanding common stock of Spelling. Spelling subsequently resold such shares of the Company's Common Stock resulting in an increase to the Company's shareholders' equity of approximately $100,445,000.

In 1993, the Company received net proceeds of approximately $16,635,000 in connection with the exercise of warrants and options to acquire 2,674,933 shares of Common Stock.

Sales of Common Stock as shown on the Consolidated Statements of
Changes in Shareholders' Equity for the year ended December 31, 1992 include $66,000,000 received in January 1992 from Philips for the purchase of 6,000,000 shares of Common Stock and $55,000,000 from Philips related to the exercise of
an option to purchase 5,000,000 shares of Common Stock.   The sale of the
additional 5,000,000 shares of Common Stock was completed in July 1992 with the Company receiving from Philips a $54,500,000 promissory note which was subsequently collected in June 1993. In addition to the option exercised by Philips, the Company received net proceeds of approximately $15,808,000 in connection with the exercise of warrants and options to acquire 7,371,084 shares of Common Stock in 1992.

In April 1992, the Board of Directors of the Company adopted a policy providing for the payment of quarterly cash dividends to the Company's shareholders.
Cash dividends of nine and one half and six cents per common share were declared during 1993 and 1992, respectively.

In 1991, the Company received net proceeds of approximately $11,516,000 in connection with the exercise of warrants and options to acquire 6,439,748 shares of Common Stock.

As of December 31, 1993, approximately 34,624,000 shares of Common Stock were reserved for issuance under employee benefit and dividend reinvestment plans, upon exercise of certain warrants and options and in connection with potential acquisitions of other businesses, properties or securities.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its retail, distribution and administration facilities under non-cancellable operating leases, which in most cases contain renewal options. Rental expense was approximately $212,803,000, $153,522,000 and $106,608,000 for the years ended December 31, 1993, 1992 and
1991, respectively.

Future minimum lease payments under non-cancellable operating leases at December 31, 1993 are due as follows:

                                            1994                               $282,822
                                            1995                                254,853
                                            1996                                227,278
                                            1997                                202,158
                                            1998                                170,699
                                            Thereafter                          625,095

The Company has guaranteed obligations of certain of its joint ventures aggregating approximately $53,755,000 at December 31, 1993. After considering its interest in the underlying assets of such joint ventures, the Company believes it is not exposed to any potential material losses in connection with these guarantees.

Subject to certain conditions, the Company is committed to purchase all of the outstanding common stock of Republic Pictures Corporation ("Republic") for approximately $68,000,000 in cash in connection with the merger of Republic into Spelling.

The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that such lawsuits, claims and other legal matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Spelling is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental clean-up assessments, damages from alleged dioxin contamination and other matters primarily resulting from its discontinued operations. Some of the parties involved in such actions seek significant amounts of damages. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its knowledge of the facts and circumstances and applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the adequacy of approximately $30,000,000 of accruals that have been established for probable losses on disposal of former operations and remaining Chapter 11 disputed claims and an insurance-type indemnity agreement which covers up to $35,000,000 of certain possible liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such accruals are intended to cover environmental costs associated with Spelling's former operations. Such accruals are recorded without discount or offset for either the time value of money prior to the

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anticipated date of payment or expected recoveries from insurance or contribution claims against unaffiliated entities.

Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of accruals by more than $50,000,000.

9.  NET INCOME PER SHARE

Net income per common and common equivalent share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing net income per common and
common equivalent share, the Company utilizes the treasury stock method.   For
the year ended December 31, 1992, computation of net income per common and common equivalent share on a fully diluted basis assumes conversion of the LYONs, resulting in an increase to net income for the hypothetical elimination of interest expense, net of tax, related to the LYONs. No such adjustment was necessary for 1993 as the LYONs were converted to shares of Common Stock as more fully described in Note 4, Subordinated Convertible Debt.

The information required to compute net income per share on a primary and fully diluted basis for the years ended December 31 is presented below:

                                                        1993                1992                 1991
                                                      --------            --------             --------
Primary:
   Weighted average number
     of common and common
     equivalent shares                                 220,195             192,427              175,420
                                                      ========            ========             ========

Fully Diluted:
   Net income                                         $243,646            $148,269             $ 89,112
   Interest expense related
     to LYONs, net of tax                                  ---               5,770                  ---
                                                      --------            --------             --------
   Adjusted net income                                $243,646            $154,039             $ 89,112
                                                      ========            ========             ========
   Weighted average number
     of common and common
     equivalent shares                                 221,476             194,008              175,687
   Shares issued upon assumed
     conversion of LYONs                                   ---               8,306                  ---
                                                      --------            --------             --------
   Shares used in computing
     net income per common and
     common equivalent share
     assuming full dilution                            221,476             202,314              175,687
                                                      ========            ========             ========

10.  BUSINESS SEGMENT INFORMATION

Prior  to  1992,  the  Company's  operations consisted  primarily  of operating
and franchising video stores.   With the acquisition of Sound Warehouse and
Music Plus in November 1992, the acquisition of a majority interest in Spelling in April 1993 and the acquisition of Super Club in November 1993, the Company's operations were expanded to include the sale

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of prerecorded music and related items and the production and distribution of filmed entertainment.

Financial information about the Company's operations by industry segment for the years ended December 31 is as follows:

                                                                                         1993                  1992
                                                                                      ----------            ----------
               Revenue:
                 Video                                                                $1,597,024            $1,234,237
                 Music                                                                   404,515                81,607
                 Filmed Entertainment                                                    225,464                   ---
                                                                                      ----------            ----------
                                                                                      $2,227,003            $1,315,844
                                                                                      ==========            ==========

               Operating Income:
                 Video                                                                $  332,118            $  228,910
                 Music                                                                    43,181                13,952
                 Filmed Entertainment                                                     47,728                   ---
                                                                                      ----------            ----------
                                                                                      $  423,027            $  242,862
                                                                                      ==========            ==========

               Depreciation and Amortization Expense:
                 Video                                                                $  378,577            $  305,043
                 Music                                                                    12,809                 1,786
                 Filmed Entertainment                                                      4,736                   ---
                                                                                      ----------            ----------
                                                                                      $  396,122            $  306,829
                                                                                      ==========            ==========

               Identifiable Assets:
                 Video                                                                $1,541,274            $1,177,184
                 Music                                                                   537,883               309,168
                 Filmed Entertainment                                                    584,570                   ---
                 Corporate and Other                                                     857,240                54,302
                                                                                      ----------            ----------
                                                                                      $3,520,967            $1,540,654
                                                                                      ==========            ==========

               Capital Expenditures:
                 Video                                                                $  610,505            $  523,012
                 Music                                                                    35,885                10,584
                 Filmed Entertainment                                                      3,008                   ---
                 Corporate and Other                                                      56,723                   ---
                                                                                      ----------            ----------
                                                                                      $  706,121            $  533,596
                                                                                      ==========            ==========

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1993 and 1992.

                                                                     Operating                Net               Net Income
                                             Revenue                  Income                Income               Per Share
                                             -------                  ------                ------               ---------
               1993
               ----

               First quarter                $  433,398               $ 76,928              $ 44,686               $   .22
               Second quarter                  492,458                 81,729                47,966                   .22
               Third quarter                   577,450                127,329                69,699                   .32
               Fourth quarter                  723,697                137,041                81,295                   .34
                                            ----------               --------              --------               -------
                                            $2,227,003               $423,027              $243,646               $  1.10
                                            ==========               ========              ========               =======

               1992
               ----

               First quarter                $  280,596               $ 47,614              $ 27,808               $   .15
               Second quarter                  287,758                 50,402                30,192                   .16
               Third quarter                   310,772                 65,230                42,623                   .22
               Fourth quarter                  436,718                 79,616                47,646                   .23
                                            ----------               --------              --------               -------
                                            $1,315,844               $242,862              $148,269               $   .76
                                            ==========               ========              ========               =======

12.  OTHER MATTERS

In January 1994, the Company entered into a merger agreement pursuant to which the Company has agreed to merge with and into Viacom, with Viacom being the surviving corporation. Under the terms of the agreement each share of Common Stock shall be converted into the right to receive .08 shares of Viacom Class A common stock, .60615 shares of non-voting Viacom Class B common stock and under certain circumstances, up to an additional .13829 shares of non-voting Viacom Class B common stock. The closing of the merger is subject to customary conditions including approval of the merger by the Company's shareholders.

Concurrently with the merger agreement, the Company entered into a subscription agreement pursuant to which, in March 1994, the Company purchased from Viacom 22,727,273 shares of non-voting Viacom Class B common stock for an aggregate purchase price of $1,250,000,000, or $55 per share.

In February 1994, the Company entered into a credit agreement with certain banks pursuant to which such banks advanced the Company on an unsecured basis $1,000,000,000 for a term of twelve months. In March 1994, the Company used the proceeds from such borrowing along with $250,000,000 of proceeds from borrowings under its existing Credit Agreement for the purchase of shares of non-voting Viacom Class B common stock.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the subscription agreement the Company was granted certain rights to a make-whole amount in the event that the merger agreement is terminated and the highest average trading price of the non-voting Viacom Class B common stock during any consecutive 30 trading day period prior to the first anniversary of such termination is below $55 per share. Such make-whole amount would be based on the difference between $55 per share and such highest average trading price per share. However, the aggregate make-whole amount may not exceed $275,000,000.

Viacom is entitled to satisfy its obligation with respect to any such make-whole amount, at Viacom's option, either through the payment to the Company of cash or marketable equity or debt securities of Viacom, or a combination thereof, with an aggregate value equal to the make-whole amount or through the sale to the Company of the theme parks currently owned and operated by Paramount Communications Inc., a subsidiary of Viacom.

In the event that Viacom were to elect to sell the theme parks to the Company, the purchase price would be $750,000,000, payable through delivery to Viacom of shares of non-voting Viacom Class B common stock valued at $55 per share. If the theme parks were so purchased by the Company, the subscription agreement further provides that the Company would grant an option to Viacom, exercisable for a period of two years after the date of grant, to purchase a 50% equity interest in the theme parks at a purchase price of $375,000,000.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of SFAS No. 115 will require the Company to adjust its investment in non- voting Viacom Class B common stock to fair market value. Pursuant to the provisions of SFAS No. 115, the Company has classified such investment as an "available-for-sale security". Accordingly, any adjustment to fair value will be excluded from net income and reported as a separate component of shareholders' equity. Based on the quoted market price at March 23, 1994 and after satisfaction of Viacom's make-whole obligation, the maximum adjustment to fair value would result in a reduction of total assets and shareholders' equity of approximately $186,000,000, net of income taxes, at such date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth as of March 18, 1994, the names of the directors and executive officers of the Company, their respective ages and their respective positions with the Company.

NAME                                                  AGE              POSITION
- ----                                                  ---              --------
H. Wayne Huizenga . . . . . . . . . . . . . . . .     56      Chairman of the Board and Executive Committee and
                                                                  Chief Executive Officer

A. Clinton Allen, III . . . . . . . . . . . . . .     50      Director, Chairman of the Compensation Committee

H. Scott Barrett  . . . . . . . . . . . . . . . .     33      Senior Vice President of Information Systems

Steven R. Berrard . . . . . . . . . . . . . . . .     39      Vice Chairman of the Board,
                                                                 President and Chief Operating Officer

J. Ronald Castell . . . . . . . . . . . . . . . .     56      Senior Vice President of Programming and Communications

John W. Croghan . . . . . . . . . . . . . . . . .     63      Director, Chairman of the Audit and Finance Committee

Albert J. Detz  . . . . . . . . . . . . . . . . .     46      Vice President and Corporate Controller

Gregory K. Fairbanks  . . . . . . . . . . . . . .     40      Senior Vice President, Chief
                                                                 Financial Officer and Treasurer

Donald F. Flynn . . . . . . . . . . . . . . . . .     54      Director, Chairman of the Nominating Committee

Robert A. Guerin  . . . . . . . . . . . . . . . .     50      Senior Vice President of Domestic Franchising

Thomas W. Hawkins . . . . . . . . . . . . . . . .     33      Senior Vice President,
                                                                 General Counsel and Secretary

James L. Hilmer . . . . . . . . . . . . . . . . .     49      Senior Vice President and
                                                                 Chief Marketing Officer

George D. Johnson, Jr.  . . . . . . . . . . . . .     51      Director and President - Consumer
                                                                 Division

Ramon Martin-Busutil  . . . . . . . . . . . . . .     60      President - International Division

John J. Melk  . . . . . . . . . . . . . . . . . .     57      Director

Gerald W.B. Weber . . . . . . . . . . . . . . . .     42      Senior Vice President of Operations - Consumer Divison

Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified. Officers are elected by the Board of Directors and serve at its discretion.

Mr. Huizenga became a Director of the Company in February 1987, was elected as Chairman of the Board, Chief Executive Officer and President of the Company in April 1987 and is Chairman of the Executive Committee. Mr. Huizenga served as President of the Company until June 1988. He is a co-founder of Waste Management, Inc. (now known as WMX Technologies, Inc. ("WMX")), a waste disposal and collection company, where he served in various capacities, including President, Chief Operating Officer and a Director, until May 1984. From May 1984 to present, Mr. Huizenga has been an investor in other businesses and is the sole stockholder and Chairman of the Board of Huizenga Holdings, Inc. ("Holdings"), a holding and management company with various business interests. In connection with these business interests, Mr. Huizenga has been actively involved in strategic planning for, and executive management of, these businesses. Mr. Huizenga also has a majority ownership interest in Florida Marlins Baseball, Ltd. ("the "Florida Marlins"), a Major League Baseball sports franchise, owns the Florida Panthers Hockey Club, Ltd., a National Hockey League sports franchise (the "Florida Panthers"), a limited partnership interest in Miami Dolphins, Ltd. (the "Miami Dolphins"), a National Football League sports franchise, and an ownership interest in Robbie Stadium Corporation and certain affiliated entities, which own and operate Joe Robbie Stadium in South Florida. Mr. Huizenga has entered into an agreement to purchase the remaining ownership interest in the Miami Dolphins. Mr. Huizenga is Chairman of the Board of Directors of Spelling. Mr. Huizenga is also a member of the Boards of Directors of Republic, Discovery Zone, Viacom, Viacom International Inc. and Paramount Communications, Inc.

Mr. Allen became a Director of the Company in July 1986 and is Chairman of the Compensation Committee. Since October 1988, Mr. Allen has served as Chairman and Chief Executive Officer of A.C. Allen & Co., a financial services consulting firm. He also is a Director and Vice Chairman of both Psychemedics Corporation ("Psychemedics") and the DeWolfe Companies, Inc. He is also a director of the Forschner Group. Prior to October 1988, Mr. Allen was Executive Vice President of Advest Group, Inc., an investment banking firm. Mr. Allen was Chairman and Chief Executive Officer of Burgess and Leith, a New York Stock Exchange member firm from 1984 to 1986.

Mr. Barrett joined the Company in July 1989 as Director of Information Services and became Vice President of Corporate Information Systems in February 1992.
He became Senior Vice President of Information Services in February 1994. From January 1983 until July 1989, he was a management consultant with Andersen Consulting in Dallas, Texas.

Mr. Berrard joined the Company in June 1987 as Senior Vice President, Treasurer and Chief Financial Officer and became a Director of the Company in May 1989. Mr. Berrard became Vice Chairman of the Board in November 1989 and President and Chief Operating Officer in January 1993. He served as Treasurer of the Company from June 1987 until February 1989, as Senior Vice President of the Company from June 1987 until November 1989 and as Chief Financial Officer of the Company from June 1987 to June 1992. Mr. Berrard is President, Chief Executive Officer and a Director of Spelling. He is also a member of the Board
of Directors of Republic.   He is also a limited partner of the Florida
Marlins.   Prior to his tenure with the Company, Mr. Berrard served as
President of Holdings, which was known prior to June 1988 as Waco Services, Inc. From January 1983 to April 1985, Mr. Berrard served in various positions with Waco Leasing Company and Port-O-Let International, Inc., including President, Chief Financial Officer, Treasurer and Secretary. Prior to January 1983, Mr. Berrard was employed by Coopers & Lybrand, an international public accounting firm, for over five years.

Mr. Castell joined the Company in February 1989 as Senior Vice President of Programming and Merchandising and became Senior Vice President of Programming and Communications in August 1991. From October 1985 to February 1989, he was Vice President of Marketing and Merchandising at Erol's Inc., then a chain of two hundred video stores headquartered in the Washington, D.C. area. From October 1984 to October 1985, Mr. Castell was the President and sole stockholder of Big Think, Inc., a marketing consulting company. Mr. Castell is also Vice President of Spelling.

Mr. Croghan became a Director of the Company in July 1987 and is currently Chairman of the Audit and Finance Committee. He is also a Director of Lindsay Manufacturing Company, St. Paul Bancorp, Inc. and the Morgan Stanley Emerging Markets Fund. Mr. Croghan is, and has been for more than the past five years, the Chairman of Lincoln Capital Management Company, an investment advisory firm.

Mr. Detz joined the Company in January 1991 as Assistant Corporate Controller and became Vice President and Corporate Controller in February 1992. From 1980 until he joined the Company, Mr. Detz served in various finance related positions with Encore Computer Corporation, including Vice President and Corporate Controller. Prior to 1980, Mr. Detz was employed by Coopers and Lybrand, an international public accounting firm, for four years.

Mr. Fairbanks joined the Company in June 1992 as Senior Vice President and Chief Financial Officer and became Treasurer of the Company in March 1993.
From October 1980 until the time he joined the Company, Mr. Fairbanks served in a number of finance related capacities, including Executive Vice President and Chief Financial Officer of Waste Management International plc. Prior to October 1980, Mr. Fairbanks was employed by Arthur Andersen & Co., an international public accounting firm, for approximately four years. Mr. Fairbanks is also Senior Vice President of Spelling.

Mr. Flynn became a Director of the Company in February 1987 and is Chairman of the Nominating Committee. He is Chairman and Chief Executive Officer of Flynn Enterprises, Inc., a business consulting and venture capital company, and since July 1992 has been Chairman and Chief Executive Officer of Discovery Zone, a
franchisor and operator of fun and fitness centers for children.   Mr.  Flynn
also currently serves as a Director of WMX, Chemical Waste Management, Inc., Waste Management International plc., Wheelabrator Technologies, Inc. and
Psychemedics.   From 1972 to 1990, Mr. Flynn served in various positions with
WMX, including Senior Vice President and Chief Financial Officer.

Mr. Guerin became Senior Vice President of Domestic Franchising of the Company in January 1992. From October 1989 until December 1991, Mr. Guerin was Senior Vice President of Administration and Development for the Company. He joined the Company as a Vice President in March 1988. From March 1986 to March 1988, he served as Vice President and Region Manager of Waste Management of North America, Inc., a subsidiary of WMX, where he was responsible for operations with over 6,000 employees. From June 1982 to March 1986, he served as President of Wells Fargo Armored Service Corp., a transporter of currency and valuables with over 7,000 employees.

Mr. Hawkins joined the Company in November 1989 as Senior Corporate Counsel and became Associate General Counsel and Secretary in August 1991 and Vice President, General Counsel and Secretary in February 1993. He became Senior Vice President, General Counsel and Secretary in February 1994. He is also Vice President, General Counsel and Secretary of Spelling. From May 1986 until October 1989, he was associated with the law firm of Bell, Boyd & Lloyd in Chicago, Illinois.

Mr. Hilmer joined the Company in February 1993 as Senior Vice President and Chief Marketing Officer. From 1984 to 1992, he served as Division President and Managing Partner as well as a member of the Board of Directors of Whittle Communications L.P., a media and education company. From 1969 to 1984, Mr. Hilmer held various senior marketing-related positions including Senior Vice President and Management Director at Leo Burnett & Co., a worldwide advertising agency.

Mr. Johnson became a director and President - Consumer Division of the Company in August 1993. From 1987 until August 1993, Mr. Johnson was managing general partner of WJB, which prior to its consolidation with the Company in August 1993 was the Company's largest franchise owner. From 1967 through 1987, Mr. Johnson served as counsel to the law firm of Johnson, Smith, Hibbard & Wildman in Spartanburg, South Carolina. Mr. Johnson is a member of the Board of Directors of Duke Power Company.

Mr. Martin-Busutil joined the Company in July 1992 as President - International Division. From 1981 to 1992, Mr. Martin-Busutil held various positions with Cadbury-Schweppes, including President of

Cadbury Beverages in Europe. From 1961 to 1981, Mr. Martin-Busutil served in a number of international management and marketing related capacities with General Foods.

Mr. Melk was re-elected a director of the Company in May 1993. Since 1988, Mr. Melk has been Chairman and Chief Executive Officer of H20 Plus Inc., which develops and manufactures health and beauty aid products. Mr. Melk has been a private investor in various businesses since March 1984 and prior to March 1984, he held various positions with WMX and its subsidiaries, including President of Waste Management International, plc. Mr. Melk also currently serves as a director of Psychemedics and Discovery Zone. From February 1987 until March 1989, Mr. Melk served as a director and Vice Chairman of the Company.

Mr. Weber joined the Company in January 1988 as Regional Manager, became Zone Vice President in May 1989, was promoted to Vice President of Operations in June 1990 and became Senior Vice President of Operations in February 1991.
From January 1986 to December 1987 he was President and Chief Operating Officer of Spirits, Inc., a Ft. Lauderdale, Florida company. From November 1982 to January 1986, he held the position of Vice President of the Gray/Drug Fair Division of Sherwin-Williams Co. Prior to that, Mr. Weber held various management positions with the Shoppers Drug Mart division of the Imasco Corporation.

In 1993, the Board of Directors held an aggregate of 13 regular and special meetings. Each member of the Board who is not an employee of the Company is currently paid a quarterly fee of $6,250 plus $1,250 for each meeting attended. In addition, each non-employee member of the Board who serves as the Chairman of a Board Committee is paid $625 for each meeting of such committee attended.

Item 11.  Executive Compensation

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1994 Annual Meeting of Stockholders, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1994 Annual Meeting of Stockholders, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1994 Annual Meeting of Stockholders, and is incorporated herein by reference.


                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       (1)  Financial Statements of the Company are set forth in
               Part II, Item 8.

          (2) The following financial statement schedules for each of the three years ended December 31, 1993 are submitted herewith:

               Schedule V - Property, Plant and Equipment.

               Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment.

               Schedule VIII - Valuation and Qualifying Accounts.

               Schedule X - Supplementary Statements of Operations
               Information.

          (3) Exhibits - (See the Index to Exhibits included elsewhere herein).

(b) Form 8-K dated October 6, 1993 relating to an agreement in principle pursuant to which the Company will purchase Super Club Retail Entertainment Corporation from Philips Electronics N.V. for approximately $150,000,000.

               Form 8-K dated October 22, 1993 relating to the Company's restated financial information which reflects the consolidation with WJB Video Limited Partnership and certain of its affiliates which was accounted for under the pooling of interests method of accounting, and a $600,000,000 credit agreement obtained by the Company.

               Form 8-K dated November 1, 1993 relating to the consummation of the investment in Viacom Inc. and pro forma capitalization information.

               Form 8-K dated November 5, 1993 relating to certain financial statements and pro forma financial information related to the Company's proposed acquisition of Super Club Retail Entertainment Corporation.

               Form 8-K dated November 19, 1993 relating to the completion of the acquisition of Super Club Retail Entertainment Corporation and related pro forma information.

               Form 8-K dated December 22, 1993 relating to the Company's amended and restated Credit Agreement pursuant to which certain financial institutions have agreed to advance the Company and/or certain subsidiaries of the Company on an unsecured basis an aggregate of $1,000,000,000.

               Form 8-K dated January 7, 1994 relating to the Company's Agreement and Plan of Merger with Viacom Inc. and Subscription Agreement pursuant to which the Company will purchase from Viacom Inc. 22,727,273 shares of non-voting Viacom Class B common stock for an aggregate purchase price of $1,250,000,000.


               Form 8-K dated February 15, 1994 relating to the Company's Credit Agreement pursuant to which certain financial institutions have agreed to advance the Company on an unsecured basis an aggregate of $1,000,00,000 for the purchase of shares of capital stock of Viacom Inc. pursuant to the Subscription Agreement dated January 7, 1994 between the Company and Viacom Inc.

               Form 8-K dated March 10, 1994 relating to the Company's completed purchase from Viacom Inc. of 22,727,273 shares of non-voting Viacom Class B common stock pursuant to the Subscription Agreement dated January 7, 1994, between the Company and Viacom for an aggregate purchase price of $1,250,000,000.

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                  SCHEDULE V

                        PROPERTY, PLANT AND EQUIPMENT
                                (In Thousands)

                     For the year ended December 31, 1993

                                    Balance at                                                   Other changes     Balance
                                    beginning     Additions                                       add (deduct)    at end of
         Classification             of period      at cost      Retirements   Acquisitions (1)   describe (2)       period
         --------------             ----------    ---------     -----------   ----------------   -------------    ---------
 Videocassette Rental
  Inventory                           $580,748      $451,116     $(223,219)          $  33,683      $    (840)      $841,488
                                      ========      ========     ==========          =========      ==========      ========
 Property and Equipment:

  Land and Buildings                  $ 51,781      $     28      $   (150)          $  26,066      $     (10)      $ 77,715

  Leasehold Improvements               199,463        72,624        (6,099)             16,582           (578)       281,992

  Furniture and Fixtures               146,282        29,057        (4,071)              7,765           (455)       178,578

  Equipment                            132,648        62,832        (7,129)              6,368           (594)       194,125
                                      --------      --------       --------          ---------      ----------      --------
 Total Property and
  Equipment                           $530,174      $164,541      $(17,449)          $  56,781      $  (1,637)      $732,410
                                      ========      ========      =========          =========      ==========      ========



(1) Assets acquired in business combinations accounted for under the purchase method of accounting.

(2)      Primarily represents the effects of foreign currency translation.

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                  SCHEDULE V

                         PROPERTY, PLANT AND EQUIPMENT
                                (In Thousands)

                     For the year ended December 31, 1992

                                    Balance at                                                   Other changes     Balance
                                    beginning     Additions                                       add (deduct)    at end of
         Classification             of period      at cost      Retirements   Acquisitions (1)   describe (2)       period
         --------------             ----------    ---------     -----------   ----------------   -------------    ---------
 Videocassette Rental
  Inventory                          $ 472,009     $ 296,139     $(232,433)         $   53,889    $    (8,856)     $ 580,748
                                     =========     =========     ==========         ==========    ============     =========
 Property and Equipment:

  Land and Buildings                 $  34,696     $   1,036     $    (112)         $   16,288    $      (127)     $  51,781

  Leasehold Improvements               148,440        38,698        (8,309)             25,442         (4,808)       199,463

  Furniture and Fixtures                99,544        25,889        (7,834)             33,331         (4,648)       146,282

  Equipment                             98,916        32,770        (6,766)             10,114         (2,386)       132,648
                                     ---------     ---------      ---------         ----------     -----------     ---------
 Total Property and
  Equipment                          $ 381,596     $  98,393     $ (23,021)         $  85,175      $  (11,969)     $ 530,174
                                     =========     =========      =========         ==========     ===========     =========



(1) Assets acquired in business combinations accounted for under the purchase method of accounting.

(2)      Primarily represents the effects of foreign currency translation.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                   SCHEDULE V

                          PROPERTY, PLANT AND EQUIPMENT
                                 (In Thousands)

                      For the year ended December 31, 1991

                                    Balance at                                                   Other changes     Balance
                                    beginning     Additions                                       add (deduct)    at end of
         Classification             of period      at cost      Retirements   Acquisitions (1)      describe        period
         --------------             ----------    ---------     -----------   ----------------   -------------    ---------
 Videocassette Rental
  Inventory                          $ 367,217     $ 221,996     $(135,846)         $   18,642     $       ---     $ 472,009
                                     =========     =========     ==========         ==========     ===========     =========
 Property and Equipment:

  Land and Buildings                 $  30,536     $   2,892      $   (574)         $    1,842     $       ---     $  34,696

  Leasehold Improvements               116,352        27,892        (7,593)             11,789             ---       148,440

  Furniture and Fixtures                77,425        21,553        (5,825)              6,391             ---        99,544

  Equipment                             73,582        26,361        (3,281)              2,254             ---        98,916
                                     ---------     ---------      ---------         ----------     -----------     ---------
 Total Property and
  Equipment                          $ 297,895     $  78,698      $(17,273)         $   22,276     $       ---     $ 381,596
                                     =========     =========      =========         ==========     ===========     =========



(1) Assets acquired in business combinations accounted for under the purchase method of accounting.

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                 SCHEDULE VI

           ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                        PROPERTY, PLANT AND EQUIPMENT
                                (In Thousands)

                     For the year ended December 31, 1993

                                                 Additions
                                    Balance at   charged to                   Other changes     Balance
                                    beginning    costs and                    add (deduct)     at end of
         Classification             of period     expenses      Retirements   describe (1)     period
         --------------             ----------   ----------     -----------   -------------    ---------
 Videocassette Rental
  Inventory                          $ 258,580     $ 295,729     $(182,624)    $      (420)     $ 371,265
                                     =========     =========     ==========    ============     =========
 Property and Equipment:

  Land and Buildings                 $   1,636     $     896     $      ---    $        ---     $   2,532

  Leasehold Improvements                45,668        25,727        (1,998)            (78)        69,319

  Furniture and Fixtures                38,450        19,045        (2,660)            (53)        54,782

  Equipment                             55,832        29,104        (1,813)            (91)        83,032
                                     ---------     ---------     ----------     -----------     ---------
 Total Property and
  Equipment                          $ 141,586     $  74,772     $  (6,471)     $     (222)     $ 209,665
                                     =========     =========     ==========     ===========     =========



(1)      Primarily represents the effects of foreign currency translation.

                    BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                          SCHEDULE VI

                    ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                 PROPERTY, PLANT AND EQUIPMENT
                                        (In Thousands)

                             For the year ended December 31, 1992


                                                 Additions
                                    Balance at   charged to                   Other changes     Balance
                                    beginning    costs and                    add (deduct)     at end of
         Classification             of period     expenses      Retirements   describe (1)      period
         --------------             ----------   ----------     -----------   -------------    ---------
 Videocassette Rental
  Inventory                          $ 220,935     $ 234,862     $(194,815)    $    (2,402)     $ 258,580
                                     =========     =========     ==========    ============     =========
 Property and Equipment:

  Land and Buildings                 $   1,000     $     668     $     (26)    $        (6)     $   1,636

  Leasehold Improvements                28,815        19,273        (1,774)           (646)        45,668

  Furniture and Fixtures                25,082        15,516        (1,739)           (409)        38,450

  Equipment                             33,686        23,637          (873)           (618)        55,832
                                     ---------     ---------     ----------    ------------     ---------
 Total Property and
  Equipment                          $  88,583     $  59,094     $  (4,412)    $    (1,679)     $ 141,586
                                     =========     =========     ==========    ============     =========



(1)      Primarily represents the effects of foreign currency translation.

                       BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                             SCHEDULE VI

                       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                    PROPERTY, PLANT AND EQUIPMENT
                                           (In Thousands)

                                For the year ended December 31, 1991


                                                 Additions
                                    Balance at   charged to                   Other changes     Balance
                                    beginning    costs and                    add (deduct)     at end of
         Classification             of period     expenses      Retirements     describe        period
         --------------             ----------   ----------     -----------   -------------    ---------
 Videocassette Rental
  Inventory                          $ 162,624     $ 171,509     $(113,198)     $       ---     $ 220,935
                                     =========     =========     ==========     ===========     =========
 Property and Equipment:

  Land and Buildings                 $     438     $     566     $      (4)     $       ---     $   1,000

  Leasehold Improvements                16,002        13,788          (975)             ---        28,815

  Furniture and Fixtures                14,617        11,462          (997)             ---        25,082

  Equipment                             16,585        18,052          (951)             ---        33,686
                                     ---------     ---------     ----------     -----------     ---------
 Total Property and
  Equipment                          $  47,642     $  43,868     $  (2,927)     $       ---     $  88,583
                                     =========     =========     ==========     ===========     =========

           BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                SCHEDULE VIII

                      VALUATION AND QUALIFYING ACCOUNTS
                               (In Thousands)

                       For the years ended December 31,


                                    Balance at                                  Balance
                                    beginning      Charged       Accounts      at end of
                                    of period    to expense     written off     period
                                    ----------   ----------     -----------    ---------
 1993 - Allowance for doubtful
  accounts                           $     229     $  11,717     $  (9,809)     $   2,137
                                     =========     =========     ==========     =========

 1992 - Allowance for doubtful
  accounts                           $     374     $  10,583     $ (10,728)     $     229
                                     =========     =========     ==========     =========

 1991 - Allowance for doubtful
  accounts                           $     426     $  13,544     $ (13,596)     $     374
                                     =========     =========     ==========     =========

          BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                                SCHEDULE X

            SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION
                              (In Thousands)

                      For the years ended December 31,


                                                  Charged to Costs and Expenses
                                           -----------------------------------------
Item (1)                                     1993             1992            1991
- ----                                       --------         --------        -------
Amortization of intangible assets          $ 24,692         $  9,874         $  5,518
                                           ========         ========         ========

Real property taxes                        $ 26,411         $ 18,491         $  8,734
                                           ========         ========         ========

Advertising costs                          $ 50,774         $ 39,922         $ 38,992
                                           ========         ========         ========

(1)  Items not presented are less than one percent of revenue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BLOCKBUSTER ENTERTAINMENT
                                                             CORPORATION

Date:     March 30, 1994                 By:  /S/ H. Wayne Huizenga
                                              ----------------------------------
                                              H. Wayne Huizenga
                                              Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     March 30, 1994                 By:  /S/ H. Wayne Huizenga
                                              ----------------------------------
                                              H. Wayne Huizenga
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

          March 30, 1994                 By:  /S/ Steven R. Berrard
                                              ----------------------------------
                                              Steven R. Berrard
                                              Vice Chairman of the Board,
                                              President and Chief Operating
                                              Officer

          March 30, 1994                 By:  /S/ Gregory K. Fairbanks
                                              ----------------------------------
                                              Gregory K. Fairbanks
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer)

          March 30, 1994                 By:  /S/ Albert J. Detz
                                              ----------------------------------
                                              Albert J. Detz
                                              Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)

          March 30, 1994                 By:  /S/ A. Clinton Allen, III
                                              ----------------------------------
                                              A. Clinton Allen, III
                                              Director

          March 30, 1994                 By:  /S/ John W. Croghan
                                              ----------------------------------
                                              John W. Croghan
                                              Director

          March 30, 1994                 By:  /S/ Donald F. Flynn
                                              ---------------------------------
                                              Donald F. Flynn
                                              Director

          March 30, 1994                 By:  /S/ George D. Johnson, Jr.
                                              ---------------------------------
                                              George D. Johnson, Jr.
                                              Director

          March 30, 1994                 By:  /S/ John J. Melk
                                              ---------------------------------
                                              John J. Melk
                                              Director

                                                            EXHIBIT INDEX

Exhibit
Number                                                 Description of Exhibit
- ------                                                 ----------------------
2         -    Agreement and Plan of Merger, dated as of January 7, 1994, between the Registrant and Viacom Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 7, 1994)

3(i)      -    Certificate of Incorporation of the Registrant as amended through May 15, 1990 (incorporated by reference to Exhibit
               3(i) to the Registrant's Registration Statement No. 33-50867 on Form S-3)

3(ii)     -    Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant's
               Registration Statement No. 33-50867 on Form S-3)

4.1       -    Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement
               No. 33-17479 on Form S-1)

4.2       -    Indenture dated as of February 1, 1993 between Registrant and Continental Bank, National Association, as Trustee
               (incorporated by reference to Exhibit 2 to the Registrant's Form 8-A filed on February 10, 1993)

4.3       -    Specimen Certificate for Registrant's 6-5/8% Senior Note due February 15, 1998 (incorporated by reference to Exhibit
               1 to the Registrant's Form 8-A filed on February 10, 1993)

9         -    *

10.1      -    Previous Form of Standard Franchise Agreement and Form of Area Development Agreement (incorporated by reference to
               Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987)

10.2      -    Current Form of Standard Franchise Agreement and Form of Area Development Agreement (incorporated by reference to
               Exhibit 10.2 to post-effective amendment No. 5 to Registrant's Registration Statement No. 33-17479 on Form S-1)

10.3      -    Stock Purchase Agreement dated February 11, 1987 ("Stock Purchase Agreement") by and among the Registrant, H. Wayne
               Huizenga, John J. Melk and Donald F. Flynn (incorporated by reference to Exhibit 10.1 to the Registrant's Current
               Report on Form 8-K dated February 11, 1987)

10.4      -    Amendment dated March 18, 1987 to the Stock Purchase Agreement (incorporated by reference to Exhibit 10.4 to the
               Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1986)

10.5      -    Amendment dated December 31, 1987 to Stock Purchase Agreement (incorporated by reference to Exhibit 10 to the
               Registrant's Current Report on Form 8-K dated December 31, 1987)

10.6      -    Agreement by and among the Registrant, Gordon E. MacDonald, John J. Ellis, E. Michael Krebs, James F. Ellis and
               Movies To Go, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current report on Form 8-K dated June
               15, 1987)

10.7      -    Agreement and Plan of Reorganization among the Registrant, SAB Acquisition Company, Inc., SAB Corporation, Certain
               Partners and Scott A. Beck, and Agreement of Mergers among VSMLP Merger Subsidiary, Inc., Video Superstore Master
               Limited Partnership and VSMI Limited Partnership dated June 1, 1989 (incorporated by reference to Exhibit 2 to the
               Registrant's Registration Statement No. 33-29311 on Form S-4)

10.8      -    Purchase Agreement among Registrant, Erol M. Onaran, Erol's Inc. and BF Holding Company dated December 14, 1990
               (incorporated by reference to Exhibit 28 to the Registrant's Current Report on Form 8-K dated December 14, 1990)

10.9      -    Registrant's 1987 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Registration
               Statement No. 33-17479 on Form S-1)

10.10     -    Amendments to Registrant's 1987 Stock Option Plan (incorporated by reference to the Registrant's Notice of Annual
               Meeting and Proxy Statement dated April 15, 1991)

10.11     -    Settlement Agreement, Covenant Not to Sue and General Release by and among Bobby Cox, Roger A. Ellis, Cliff
               Throneberry, United Texas Entertainment, Inc., Three Times Prime, Inc., Major Video of El Paso, United Arizona
               Entertainment, Inc. and Oklahoma Entertainment, Inc., Blockbuster Entertainment Corporation, MV Merger Sub, Inc.,
               Major Video Corp., and Major Video Super Stores, Inc. (incorporated by reference to Exhibit 28.2 to Registrant's
               Current Report on Form 8-K dated November 11, 1988)

10.12     -    Settlement Agreement, General Release, Covenant Not to Sue, and Order by and among Northeast Management, Inc.,
               Frederick G. Kilsey and Mark R. Feinstein and Major Video Super Stores, Inc., Major Video Corp., MV Merger Sub, Inc.,
               and Blockbuster Entertainment Corporation (incorporated by reference to Exhibit 28.2 to Registrant's Current Report on Form 8-K dated November 11, 1988)

10.13     -    Registrant's 1989 Stock Option Plan (incorporated by reference to the Registrant's Notice of Annual Meeting and Proxy
               Statement dated March 31, 1989)

10.14     -    Amendments to Registrant's 1989 Stock Option Plan (incorporated by reference to the Registrant's Notice of Annual
               Meeting and Proxy Statement dated April 15, 1991)

10.15     -    Registrant's 1990 Stock Option Plan (incorporated by reference to the Registrant's Notice of Annual Meeting and Proxy
               Statement dated March 29, 1990)

10.16     -    Amendments to Registrant's 1990 Stock Option Plan (incorporated by reference to the Registrant's Notice of Annual
               Meeting and Proxy Statement dated April 15, 1991)

10.17     -    Registrant's 1991 Employee Director Stock Option Plan (incorporated by reference to the Registrant's Notice of Annual
               Meeting and Proxy Statement dated April 15, 1991)

10.18     -    Registrant's 1991 Non-employee Director Stock Option Plan (incorporated by reference to the Registrant's Notice of
               Annual Meeting and Proxy Statement dated April 15, 1991)

10.19     -    Investment Agreement dated November 15, 1991 by and among the Registrant, Blockbuster Entertainment (U.K.) Limited
               and Philips Electronics N.V. (incorporated by reference to Exhibit 28(a) to the Registrant's Current Report on Form
               8-K dated November 18, 1991)

10.20     -    Amendment to Investment Agreement dated April 8, 1992 by and among the Registrant, Blockbuster Entertainment (U.K.)
               Limited and Philips Electronics N.V. (incorporated by reference to Exhibit 28(a) to the Registrant's Current Report
               on Form 8-K dated April 8, 1992)

10.21     -    Credit Agreement, dated October 15, 1992, by and among the Registrant, certain subsidiaries of the Registrant, the
               Banks named therein as banks and Bank of America Trust and Savings Association, as Agent (incorporated by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated October 15, 1992)

10.22     -    Agreement and Plan of Merger, dated as of October 18, 1992 (as amended), by and among the Registrant, Shamrock
               Entertainment Holdings II, Inc., Shamrock Holdings of California, Inc., Shamrock Entertainment Investors II, Inc.,
               Shamrock Entertainment Capital II, L.P. and BM Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated November 13, 1992)

10.23     -    Agreement and Plan of Merger, dated as of October 18, 1992 (as amended), by and among the Registrant, Shamrock
               Entertainment, Inc., Shamrock Holdings of California, Inc. and BM Merger Sub B, Inc. (incorporated by reference to
               Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated November 13, 1992)

10.24     -    Stock Purchase Agreement, dated as of October 18, 1992, by and between the Registrant and Louis C. Fogelman
               (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated November 13, 1992)

10.25     -    Establishment Agreement dated November 13, 1992 by and between Virgin Retail Group Limited, Registrant and Virgin
               Enterprises Limited (incorporated by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated
               November 13, 1992)

10.26     -    Joint Venture Agreement dated December 22, 1992 by and between Virgin Retail Group Limited, Registrant and others
               (incorporated by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated December 22, 1992)

10.27     -    Establishment Amendment Agreement dated December 22, 1992 by and between Virgin Retail Group Limited, Registrant and
               Virgin Enterprises Limited (incorporated by reference to Exhibit 28.2 to the Registrant's Current Report on Form 8-K
               dated December 22, 1992)

10.28     -    Stock Purchase Agreement, dated as of March 7, 1993, among the Registrant, BPH Subsidiary, Inc., American Financial
               Corporation and certain subsidiaries of American Financial Corporation (incorporated by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K dated March 7, 1993)

10.29     -    Stock Purchase Agreement, dated as of October 21, 1993, by and between the Registrant and Viacom Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated November 1, 1993)

10.30     -    Credit Agreement, dated as of October 22, 1993, by and among the Registrant, the Banks named therein as banks and
               Bank of America National Trust and Savings Association, as Agent. (incorporated by reference to Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated October 22, 1993)

10.31     -    Agreement and Plan of Merger, dated as of November 19, 1993, by and among Super Club Retail Entertainment
               Corporation, Philips Electronics N.V., Super Club Nederland B.V., Super Club North America Corporation, Blockbuster
               SC Holding Corporation and the Registrant (incorporated by reference to exhibit 2 to the Registrant's Current Report on Form 8-K dated November 19, 1993)

10.32     -    Amended and Restated Credit Agreement, dated as of December 22, 1993, by and among the Registrant, certain subsidiaries of the Registrant, BA Securities, Inc., as Arranger, Bank of America Trust and Savings Association, as
               Agent, and certain other financial institutions (incorporated by reference to Exhibit 99 to the Registrant's Current
               Report on Form 8-K dated December 22, 1993)

10.33     -    Subscription Agreement, dated as of January 7, 1994, between the Registrant and Viacom Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 7, 1994)

10.34     -    Credit Agreement, dated as of February 15, 1994, by and among the Registrant, BA Securities, Inc., as Arranger, Bank of America Trust and Savings Association, as Agent, and certain other financial institutions (incorporated by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K dated February 15, 1994)

10.35     -    Registrant's 1994 Stock Option Plan which is subject to stockholder approval

11        -    Statement re:computation of per share earnings (see Note 10 to the Consolidated Financial Statements of the Company
               which are set forth in Part II, Item 8 herein)

12-13     -    *

16        -    *

18        -    *

21        -    Subsidiaries of Registrant

22        -    *

23        -    Consent of Arthur Andersen & Co.

24-25     -    *

28        -    *

99        -    *

- ----------------
* Not applicable