Form 10-Q
period 1994-03-31
BLOCKBUSTER ENTERTAINMENT CORP
filed 1994-05-16
CIK 710979

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended March 31, 1994 or

    [  ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from          to
                                          ----------  ----------

                        Commission file number: 0-12700


                     BLOCKBUSTER ENTERTAINMENT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                 75-1849418
  (State or other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)


         One Blockbuster Plaza
       Fort Lauderdale, Florida                           33301
(Address of Principal Executive Offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code: (305) 832-3000


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         On May 10, 1994, the registrant had 249,063,868 outstanding shares of common stock, $.10 par value.

                                     INDEX


                        PART I.  FINANCIAL INFORMATION

                                                               Page(s)
ITEM 1.  FINANCIAL STATEMENTS


Unaudited Condensed Consolidated Balance Sheets -
  March 31, 1994 and December 31, 1993                              3

Unaudited Condensed Consolidated Statements of
  Operations - Three Months Ended
  March 31, 1994 and 1993                                           4

Unaudited Condensed Consolidated Statement of
  Changes in Shareholders' Equity - Three Months
  Ended March 31, 1994                                              5

Unaudited Condensed Consolidated Statements of Cash
  Flows - Three Months Ended March 31, 1994 and 1993                6

Notes to Unaudited Condensed Consolidated Financial
  Statements                                                     7-16


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                  17-24


                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          25


                                    PART I.
ITEM 1.  Financial Statements

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                             March 31,            December 31,
                                                                                               1994                  1993
                                                                                               ----                  ----
                                                                ASSETS
                                                                ------
CURRENT ASSETS:
  Cash and cash equivalents                                                                $   77,235             $   95,254
  Accounts and notes receivable,
    less allowance                                                                            131,984                135,172
  Merchandise inventories                                                                     347,045                350,763
  Film costs and program rights, net                                                          117,170                117,324
  Other                                                                                        36,466                 50,210
                                                                                           ----------             ----------
    Total Current Assets                                                                      709,900                748,723

VIDEOCASSETTE RENTAL INVENTORY, NET                                                           479,302                470,223
PROPERTY AND EQUIPMENT, NET                                                                   570,678                522,745
INTANGIBLE ASSETS, NET                                                                        863,491                856,318
INVESTMENTS IN VIACOM INC.                                                                  1,478,645                600,000
OTHER ASSETS                                                                                  364,648                322,958
                                                                                           ----------             ----------
                                                                                           $4,466,664             $3,520,967
                                                                                           ==========             ==========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 ------------------------------------

CURRENT LIABILITIES:
  Short-term debt and current portion
    of long-term debt                                                                      $1,000,000             $    9,083
  Accounts payable                                                                            205,965                369,815
  Accrued liabilities                                                                         157,842                177,695
  Accrued participation expenses                                                               40,604                 43,013
  Income taxes payable                                                                         59,652                 43,632
                                                                                           ----------             ----------
    Total Current Liabilities                                                               1,464,063                643,238

LONG-TERM DEBT, LESS CURRENT PORTION                                                          997,000                603,496
OTHER LIABILITIES                                                                              58,947                 59,999
MINORITY INTERESTS IN SUBSIDIARIES                                                             92,387                 90,834
COMMITMENTS AND CONTINGENCIES                                                                     ---                    ---

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; authorized
    500,000 shares; none issued                                                                   ---                    ---
  Common stock, $.10 par value; authorized
    300,000,000 shares; issued and
    outstanding 249,061,093 and 247,380,069
    shares, respectively                                                                       24,906                 24,738
  Capital in excess of par value                                                            1,607,355              1,564,685
  Cumulative foreign currency translation
    adjustment                                                                                (40,537)               (38,143)
  Unrealized holding loss on
    available-for-sale securities                                                            (375,945)                   ---
  Retained earnings                                                                           638,488                572,120
                                                                                           ----------             ----------
    Total Shareholders' Equity                                                              1,854,267              2,123,400
                                                                                           ----------             ----------
                                                                                           $4,466,664             $3,520,967
                                                                                           ==========             ==========

                The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                          -----------------------------

                                                                          1994                     1993
                                                                          ----                     ----
                                                                                                 (Restated)
 REVENUE:
   Rental revenue                                                       $392,618                  $291,398
   Product sales                                                         205,330                   130,353
   Other revenue                                                          98,583                    11,647
                                                                        --------                  --------
                                                                         696,531                   433,398

 OPERATING COSTS AND EXPENSES:
   Cost of product sales                                                 133,387                    86,014
   Operating expenses                                                    379,911                   231,705
   Selling, general and
     administrative                                                       63,634                    38,751
                                                                        --------                  --------

 OPERATING INCOME                                                        119,599                    76,928

 INTEREST EXPENSE                                                        (11,619)                   (6,559)
 INTEREST INCOME                                                           1,396                     1,781
 OTHER INCOME (EXPENSE), NET                                               5,851                    (1,778)
                                                                        --------                  --------

 INCOME BEFORE INCOME TAXES                                              115,227                    70,372

 PROVISION FOR INCOME TAXES                                               42,634                    25,686
                                                                        --------                  --------

 NET INCOME                                                             $ 72,593                  $ 44,686
                                                                        ========                  ========

 Net Income per Common Share -
    assuming full dilution                                              $    .29                  $    .22
                                                                        ========                  ========





       The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                 (In thousands)





                                                          Capital in       Cumulative      Unrealized
                                           Common         Excess of        Translation       Holding        Retained
                                           Stock          Par Value        Adjustment         Loss          Earnings
                                           -------        ----------       ----------      ----------       --------

Balance at December 31, 1993              $ 24,738        $1,564,685         $(38,143)      $     ---        $572,120

Net income for the period                      ---               ---              ---             ---          72,593

Stock issued in acquisitions
  and investments                              136            36,512              ---             ---             ---

Sales of common stock                           32             6,158              ---             ---             ---

Cash dividends                                 ---               ---              ---             ---          (6,225)

Foreign currency
  translation adjustment                       ---               ---           (2,394)            ---             ---

Unrealized holding loss
  on available-for-sale
  securities                                   ---               ---              ---        (375,945)            ---
                                          --------        ----------         --------       ---------        --------
Balance at March 31, 1994                 $ 24,906        $1,607,355         $(40,537)      $(375,945)       $638,488
                                          ========        ==========         ========       =========        ========





       The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           ------------------------

                                                                                           1994                  1993
                                                                                           ----                  ----
                                                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $    72,593            $  44,686
 Adjustments to reconcile net income to cash
  flows from operating activities:
   Depreciation and amortization                                                          117,528               89,496
   Amortization of film costs                                                              39,875                  ---
   Additions to film costs and program rights                                             (35,271)                 ---
   Interest on subordinated convertible debt                                                  ---                2,339
   Changes in operating assets and
    liabilities, net of effects from
    purchase transactions:
     (Increase) decrease in accounts
      receivable                                                                            1,800               (2,539)
     Decrease in merchandise inventories                                                    2,189               11,336
     (Increase) decrease in other
       current assets                                                                      12,649               (1,155)
     Decrease in accounts payable and
      accrued items                                                                      (187,211)             (90,034)
     Increase in income taxes payable
      and related items                                                                    25,910               11,672
  Other                                                                                   (18,211)              (1,851)
                                                                                       ----------            ---------
                                                                                           31,851               63,950
                                                                                       ----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of videocassette
  rental inventory                                                                       (110,982)             (86,239)
 Disposals of videocassette
  rental inventory                                                                         15,814                5,601
 Purchases of property and equipment                                                      (71,906)             (24,446)
 Purchase of Viacom Inc. securities                                                    (1,250,000)                 ---
 Net cash used in business combinations and
  investments                                                                             (14,311)             (24,416)
 Other                                                                                     (2,622)              (9,810)
                                                                                       ----------            ---------
                                                                                       (1,434,007)            (139,310)
                                                                                       ----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common
  stock, net                                                                                6,190                7,054
 Proceeds from debt                                                                     1,957,000              363,774
 Repayments of debt                                                                      (572,579)            (301,583)
 Cash dividends paid                                                                       (6,185)              (7,672)
 Other                                                                                       (289)              (3,959)
                                                                                       ----------            ---------
                                                                                        1,384,137               57,614
                                                                                       ----------            ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (18,019)             (17,746)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                                 95,254               43,358
                                                                                       ----------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   77,235            $  25,612
                                                                                       ==========            =========


  The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (000's omitted in all tables except per share amounts)


1.       INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Blockbuster Entertainment Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent annual report to shareholders.

The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

The accompanying financial statements also include the financial position and results of operations of WJB Video Limited Partnership and certain of its affiliates ("WJB"), with which the Company merged in August 1993. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, these financial statements and notes thereto have been restated as if the companies had operated as one entity since inception. See Note 15, Business Combinations and Investments, for a further discussion of this transaction.

2.       MERCHANDISE INVENTORIES

Merchandise inventories, consisting primarily of prerecorded music and videocassettes, are stated at the lower of cost or market. Cost is determined using the moving weighted average or the retail inventory method, the uses of which approximate the first-in, first-out basis.


3.       FILM COSTS AND PROGRAM RIGHTS

Film costs and program rights relate to the operations of the Company's filmed entertainment business. See Note 15, Business Combinations and Investments. Film costs and program rights include production or acquisition costs (including advance payments to producers), capitalized overhead and interest, prints, and advertising expected to benefit future periods. These costs are amortized, and third party participations and residuals are accrued, in the ratio that the current year's gross revenue bears to estimated future gross revenue, calculated on an individual product basis.

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Film costs and program rights are stated at the lower of cost, net of amortization, or estimated net realizable value on an individual film basis. Estimates of total gross revenue, costs and participation expenses are reviewed quarterly and write-downs to net realizable value are recorded and future amortization expense is revised as necessary.

The components of film costs and program rights, net of amortization, are as follows:

                                                                          March 31,                 December 31,
                                                                            1994                        1993
                                                                        -----------                 ------------
  Film costs:
    Released                                                             $  81,784                   $  77,204
    In process and other                                                    10,837                      22,009
  Program rights                                                            91,678                      89,690
                                                                         ---------                   ---------
                                                                           184,299                     188,903
  Less: non-current portion                                                (67,129)                    (71,579)
                                                                         ---------                   ---------
  Current portion of film costs
    and program rights                                                   $ 117,170                   $ 117,324
                                                                         =========                   =========


The non-current portion of film costs and program rights is included in other assets.


4.       VIDEOCASSETTE RENTAL INVENTORY

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

Videocassette rental inventory and related amortization are as follows:

                                                                        March 31,                  December 31,
                                                                          1994                        1993
                                                                       ----------                  -----------
 Videocassette rental inventory                                         $ 860,883                   $ 841,488
 Less:  accumulated amortization                                         (381,581)                   (371,265)
                                                                        ---------                   ---------
                                                                        $ 479,302                   $ 470,223
                                                                        =========                   =========


            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.       PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation and amortization expense is provided over the estimated lives of related assets using the straight-line method. The components of property and equipment are as follows:

                                                                               March 31,           December 31,
                                                           Life                  1994                  1993
                                                       ------------          ------------          ------------
 Land and buildings                                    15-32 Years            $  88,186             $  77,715
 Leasehold improvements                                 2-10 Years              306,028               281,992
 Furniture and fixtures                                 2-10 Years              188,592               178,578
 Equipment                                              2-10 Years              219,431               194,125
                                                                              ---------             ---------
                                                                                802,237               732,410
 Less:  accumulated depreciation
        and amortization                                                       (231,559)             (209,665)
                                                                              ---------             ---------
                                                                              $ 570,678             $ 522,745
                                                                              =========             =========

6.       INTANGIBLE ASSETS

Intangible assets primarily consist of the cost of acquired businesses in excess of the market value of net tangible assets acquired. The cost in excess of the market value of net tangible assets is amortized on a straight-line basis over periods ranging from 15 to 40 years.

Accumulated amortization of intangible assets at March 31, 1994 and December 31, 1993 was $52,095,000 and $45,286,000, respectively.

7.       INVESTMENTS IN VIACOM INC.

In January 1994, the Company entered into a merger agreement pursuant to which the Company agreed to merge with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. The closing of the merger is subject to customary conditions including, but not limited to, approval of the merger by the Company's shareholders.

Concurrent with the merger agreement, the Company entered into a subscription agreement pursuant to which, in March 1994, the Company purchased from Viacom 22,727,273 shares of non-voting Viacom Class B common stock for an aggregate purchase price of approximately $1,250,000,000, or $55 per share.

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

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to carry its investment in non-voting Viacom Class B common stock at fair value. Pursuant to the provisions of SFAS No. 115, the Company has classified its investment in non-voting Viacom Class B common stock as an "available-for-sale security". Accordingly, based upon the quoted market price of such common stock and assuming that Viacom would have elected to satisfy its make-whole obligation using the method that results in the maximum unrealized holding loss to the Company, at March 31, 1994 the carrying value of the Company's investment has been reduced to $878,645,000. The corresponding unrealized holding loss resulting from such reduction has been excluded from net income and reported in a separate component of shareholders' equity.

In October 1993, the Company purchased 24,000,000 shares of newly-issued Series A cumulative convertible preferred stock of Viacom for an aggregate purchase price of $600,000,000, representing a purchase price of $25 per share. The preferred stock provides for the payment of quarterly dividends at an annual rate of 5% and is convertible into non-voting Viacom Class B common stock at a conversion price of $70 per share. The preferred stock is redeemable at the option of Viacom beginning in October 1998. Since the preferred stock is an unlisted equity security, the provisions of SFAS No. 115 described above are not applicable to this investment. However, based upon a valuation which considered the terms and conditions of the preferred stock as well as comparisons to other similar securities, the Company estimates the fair value of such investment to be approximately $435,000,000 at March 31, 1994.

8.       OTHER ASSETS

Other assets consist primarily of equity investments in less than majority-owned businesses, the non-current portion of film costs and program rights related to the Company's filmed entertainment business and the non-current portion of accounts and notes receivable.

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


9.       ACCRUED PARTICIPATION EXPENSES

Accrued participation expenses relate to the Company's filmed entertainment business and include amounts due to producers and other participants for their share of programming and distribution revenue.

10.      DEBT

Debt consists of the following:

                                                                                March 31,             December 31,
                                                                                  1994                    1993
                                                                              ------------            -----------

  Bank term loan, interest at eurodollar
  rate plus .75% (4.375% at March 31, 1994)                                    $1,000,000              $     ---

  Payable to banks under an unsecured
  revolving credit agreement, interest
  at 4.20% at March 31, 1994                                                      845,000                411,000

  Unsecured senior notes, interest fixed
  at 6.625%                                                                       150,000                150,000

  Bank term loan, interest at eurodollar
  rate plus 2% (5.62% at December 31, 1993)                                           ---                 49,579

  Payable to others, interest at 10.00%                                             2,000                  2,000
                                                                               ----------              ---------

  Total debt                                                                    1,997,000                612,579

  Less: current portion                                                        (1,000,000)                (9,083)
                                                                               ----------              ---------

  Long-term debt, less current portion                                         $  997,000              $ 603,496
                                                                               ==========              =========


In February 1994, the Company entered into a credit agreement with certain banks pursuant to which such banks advanced the Company on an unsecured basis $1,000,000,000 for a term of twelve months. This credit agreement requires, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. In March 1994, the Company used the proceeds from such borrowing along with $250,000,000 of proceeds from borrowings under its existing revolving credit agreement for the purchase of shares of non-voting Viacom Class B common stock. See Note 7, Investments in Viacom Inc., for a further discussion of such investment.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


11.      SHAREHOLDERS' EQUITY

As of March 31, 1994, approximately 34,051,000 shares of the Company's common stock, $.10 par value ("Common Stock") were reserved for issuance under employee benefit and dividend reinvestment plans, upon exercise of certain warrants and options, and in connection with potential acquisitions of other businesses, properties or securities.

Cash dividends of two and one half cents per common share were declared during the three months ended March 31, 1994.

During the three months ended March 31, 1994, an unrealized holding loss of $375,945,000 resulting from a fair value adjustment to the Company's investment in non-voting Viacom Class B common stock was reported in a separate component of shareholders' equity. See Note 7, Investments in Viacom Inc., for a further discussion of this fair value adjustment.

12.      INCOME TAXES

Income taxes have been provided for based on the Company's anticipated annual effective income tax rate.

13.      NET INCOME PER SHARE

Net income per common share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing net income per common share, the Company utilizes the treasury stock method. For the three months ended March 31, 1993, computation of net income per common share on a fully diluted basis assumes conversion of the Liquid Yield Option Notes ("LYONs") which were outstanding during this period, resulting in an adjustment to net income for the hypothetical elimination of interest expense, net of tax, related to the LYONs.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


The information required to compute net income per common share on a primary and fully diluted basis is presented below:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        ---------------------------------

Primary:                                                                  1994                     1993
                                                                        --------                 --------
  Weighted average number of
    common equivalent shares                                             253,758                   203,217
                                                                        ========                  ========
Fully diluted:

  Net income                                                            $ 72,593                  $ 44,686

  Interest expense related to
    LYONs, net of tax                                                        ---                     1,485
                                                                        --------                  --------

  Adjusted net income                                                   $ 72,593                  $ 46,171
                                                                        ========                  ========
  Weighted average number of
    common equivalent shares                                             253,758                   203,302

  Shares issued upon assumed
    conversion of LYONs                                                      ---                     8,304
                                                                        --------                  --------

  Shares used in computing
    net income per common
    share - assuming full dilution                                       253,758                   211,606
                                                                        ========                  ========



             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


14.      STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant transactions for the three months ended March 31, 1994 is as follows:

 Options and warrants outstanding at
   beginning of period                                                                            18,314
 Granted                                                                                              77
 Exercised                                                                                          (146)
 Cancelled                                                                                          (167)
                                                                                                  ------
 Options and warrants outstanding at
   end of period                                                                                  18,078
                                                                                                  ======
 Average price of options and warrants
   exercised                                                                                      $12.43
 Prices of options and warrants
   outstanding at end of period                                                               $1.08 to $33.50
 Average price of options and warrants
   outstanding at end of period                                                                   $15.96
 Vested options and warrants at end
   of period                                                                                      12,452
 Options available for future grants at
   end of period                                                                                   1,890


15.      BUSINESS COMBINATIONS AND INVESTMENTS

All business combinations discussed below, except for the merger with WJB, were accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

During the three months ended March 31, 1994, the Company acquired businesses that own and operate video stores and indoor recreational facilities for children and invested in a business which develops, publishes and distributes interactive software. The aggregate purchase price paid by the Company was approximately $53,040,000 and consisted of cash and 1,358,706 shares of Common Stock.

In November 1993, the Company acquired all of the outstanding capital stock of Super Club Retail Entertainment Corporation and subsidiaries ("Super Club"), which owns and operates video and music stores. The purchase price paid by the Company was approximately $150,000,000 and consisted of 5,245,211 shares of Common Stock and warrants to acquire shares of Common Stock. The warrants give the holders the right to acquire 1,000,000 and 650,000 shares of Common Stock at exercise prices of $31.00 and $32.42 per share, respectively.

In August 1993, the Company merged with WJB, its then largest franchise owner. Under the terms of the agreement and plan of reorganization, the Company issued 7,214,192 shares of its Common Stock in exchange for the

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


equity interests of WJB. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, the Company's financial statements have been restated for all periods as if the companies had operated as one entity since inception.

During the second quarter of 1993, the Company acquired a majority of the common stock of Spelling Entertainment Group Inc. and subsidiaries ("Spelling"), a producer and distributor of filmed entertainment. The aggregate consideration paid by the Company totaled approximately $163,369,000 and consisted of cash and 9,278,034 shares of Common Stock. The Company also issued to certain sellers of Spelling's common stock, warrants to acquire an aggregate of 2,000,000 shares of its Common Stock at an exercise price of $25 per share. Additionally, in October 1993, the Company exchanged 3,652,542 shares of Common Stock for 13,362,215 newly-issued shares of Spelling's common stock. As a result of the transactions described above, the Company owned approximately 70.5% of the outstanding common stock of Spelling at March 31, 1994.

The Company's consolidated results of operations for the three months ended March 31, 1993, on an unaudited pro forma basis assuming the acquisitions of Super Club and Spelling had occurred as of January 1, 1993 are as follows:

  Revenue                                                                  $  574,847
                                                                           ==========

  Net income                                                               $   48,221
                                                                           ==========

  Net income per common share -
    assuming full dilution                                                 $      .22
                                                                           ==========


             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


The purchase price allocations for business combinations and investments during the three months ended March 31, 1994 and 1993, as described above, were as follows:

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                               -------------------------------

                                                                                 1994                   1993
                                                                               --------               --------
  Videocassette rental inventory                                               $  1,594               $  1,551
  Property and equipment                                                          1,984                    275
  Intangible assets                                                              14,825                  7,258
  Other assets                                                                   45,146                 41,790
  Working capital deficiency, excluding cash
    acquired                                                                     (3,912)                (3,629)
  Other liabilities                                                              (8,678)                (1,056)
  Common stock issued                                                           (36,648)               (21,773)
                                                                               --------               --------
  Net cash used in business combinations
    and investments                                                            $ 14,311               $ 24,416
                                                                               ========               ========


The amounts presented above for the three months ended March 31, 1994 reflect the preliminary purchase price allocations for business combinations.

16.      LEGAL MATTERS

The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business, including its business as a
franchisor.   The  Company believes that such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Spelling is involved in a number of legal actions including threatened claims, pending lawsuits, contract disputes, environmental clean-up assessments, damages from alleged dioxin contamination and other matters. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its knowledge of the facts and circumstances and applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. This belief is also based upon the adequacy of approximately $30,000,000 of accruals that have been established for probable losses on disposal of former operations and remaining Chapter 11 disputed claims and an insurance-type indemnity agreement which covers up to $35,000,000 of certain possible liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            VIACOM INC. AGREEMENTS

In January 1994, the Company entered into a merger agreement pursuant to which the Company agreed to merge with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. The closing of the merger is subject to customary conditions including, but not limited to, approval of the merger by the Company's shareholders.

The Company mailed a letter to its shareholders, dated May 4, 1994, updating them as to the status of the proposed merger with Viacom. The letter noted that since the date the merger agreement was entered into, there has been a substantial drop in the market prices of Viacom stock. The letter stated that although the Company's Board of Directors continues to believe that the combination of the Company with Viacom and Paramount Communications, Inc. represents an excellent strategic opportunity, given the current price levels of the Viacom stock, there could be no assurance that the Company's Board of Directors would be able to recommend the transaction at the time of any shareholder meeting called to vote on the merger. The letter also stated that the Company was unable to say whether or not the transaction would go forward or whether or not any special meeting of the Company's shareholders would be called to vote on the merger, but noted that in any event, as Viacom's second largest shareholder and its largest customer, the Company would continue to work closely with Viacom to assure that the relationship between the companies would remain mutually beneficial and productive.

Concurrent with the merger agreement, the Company entered into a subscription agreement pursuant to which, in March 1994, the Company purchased from Viacom 22,727,273 shares of non-voting Viacom Class B common stock for an aggregate purchase price of approximately $1,250,000,000, or $55 per share.

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

See "Financial Condition" and "Cash Flows" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Investments in Viacom Inc., of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion related to these transactions.

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

During the three months ended March 31, 1994 the Company acquired businesses that own and operate video stores and indoor recreational facilities for children and invested in a business which develops, publishes and distributes interactive software. The aggregate purchase price paid by the Company was approximately $53,040,000 and consisted of cash and 1,358,706 shares of the Company's common stock, $.10 par value ("Common Stock").

In November 1993, the Company acquired all of the outstanding capital stock of Super Club Retail Entertainment Corporation and subsidiaries ("Super Club") from certain subsidiaries of Philips Electronics N.V. ("Philips"). The purchase price paid by the Company was approximately $150,000,000 and consisted of 5,245,211 shares of Common Stock and warrants to acquire additional shares of Common Stock. The warrants give Philips the right to acquire 1,000,000 and 650,000 shares of Common Stock at exercise prices of $31.00 and $32.42 per share, respectively. As a result of the acquisition, the Company added 270 music stores and 120 video stores to its system operating primarily in the southeastern United States.

In August 1993, the Company merged with WJB, its then largest franchise owner with 209 stores operating in the southeastern United States.
In connection with the merger, the Company issued 7,214,192 shares of its Common Stock in exchange for the equity interests of WJB. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, the Company's financial statements have been restated for all periods as if the companies had operated as one entity since inception.

During the second quarter of 1993, the Company acquired a majority of the common stock of Spelling Entertainment Group Inc. and subsidiaries ("Spelling"), a producer and distributor of filmed entertainment. The aggregate consideration paid by the Company totaled approximately
$163,369,000 and
consisted of cash and 9,278,034 shares of Common Stock. The Company also issued to certain sellers of Spelling's common stock, warrants to acquire an aggregate of 2,000,000 shares of its Common Stock at an exercise price of $25 per share. Additionally, in October 1993, the Company exchanged 3,652,542 shares of Common Stock for 13,362,215 newly-issued shares of Spelling's common stock. As a result of the transactions described above, the Company owned approximately 70.5% of the outstanding common stock of Spelling at March 31, 1994.

The Company may from time to time invest in or acquire other businesses, properties or securities.

                             RESULTS OF OPERATIONS

The Company continued its record of profitable growth during the three months
ended March 31, 1994.   Revenue for the three months ended March 31, 1994 was
$696,531,000, an increase of 61% over the same period of the prior year. Net income for the three months ended March 31, 1994 was $72,593,000, an increase of 62% over the same period of the prior year. Net income per share for the three months ended March 31, 1994 was $.29, an increase of 32% over the same period of the prior year. The strong performance of a greater number of stores in operation, including newly acquired video and music stores, the addition of the Company's filmed entertainment business and an 11.3% increase in same store revenue for video stores in operation for more than one year contributed to the significant increases in revenue, net income and net income per share.

The following table sets forth the number of stores in operation as of March
31:

                                                                                    1994             1993
                                                                                   -----            -----
                       Video stores:
                         Company-owned                                             2,762            2,245
                         Franchise-owned                                             904              925
                                                                                   -----            -----
                                                                                   3,666            3,170
                                                                                   =====            =====

                       Music stores:
                         Company-owned                                               509              237
                         Joint venture                                                20               15
                                                                                   -----            -----
                                                                                     529              252
                                                                                   =====            =====

RENTAL REVENUE

Rental revenue was $392,618,000 for the three months ended March 31, 1994 representing an increase of 35% over the same period of the prior year. The significant increase in rental revenue is primarily the result of the increased number of video stores in operation and increased same store rental revenue for video stores in operation for more than one year.

PRODUCT SALES

Product sales revenue consists primarily of revenue generated from product sales at video and music stores. Product sales at video stores consist principally of sales of prerecorded videocassettes, confectionery items and video accessories. Product sales at music stores consist principally of sales of compact discs, audiocassettes and other music related items.

The following table sets forth the components of product sales revenue (in thousands):

                                                                        Three Months Ended
                                                                            March 31,
                                                                      ---------------------
                                                                       1994            1993
                                                                       ----            ----
                  Product Sales:
                    Music stores                                     $120,940        $ 73,715
                    Video stores                                       74,687          48,277
                    Other                                               9,703           8,361
                                                                     --------        --------

                                                                     $205,330        $130,353
                                                                     ========        ========

The significant increase in product sales at music stores for the three months ended March 31, 1994 is due primarily to product sales generated at Super Club music stores, which were acquired by the Company in November 1993.

The significant increase in product sales at video stores for the three months ended March 31, 1994 is primarily due to a greater number of stores in operation and an increase in product sales on a per store basis. This increase reflects the Company's continued emphasis on sales of products in its video stores, including increases in the number of prerecorded videocassettes, confectionery items and video accessories available for sale. Revenue from product sales at video stores represented approximately 16% of total video store revenue for the three months ended March 31, 1994 as compared to 15% for the same period of the prior year.

OTHER REVENUE

The following table sets forth the components of other revenue (in thousands):

                                                                       Three Months Ended
                                                                            March 31,
                                                                       -------------------
                                                                       1994          1993
                                                                       ----          ----
                  Programming and distribution
                    revenue                                          $ 80,413      $    ---
                  Royalties and other                                  18,170        11,647
                                                                     --------      --------

                                                                     $ 98,583      $ 11,647
                                                                     ========      ========


Programming and distribution revenue relate to the Company's filmed entertainment business, which was acquired in April 1993.

OPERATING COSTS AND EXPENSES

The following table sets forth the cost of product sales as a percentage of product sales revenue and programming and distribution expenses as a percentage of programming and distribution revenue. All other operating expenses and selling, general and administrative expenses are shown as a percentage of total revenue for the periods presented below:

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                  1994          1993
                                                                  ----          ----
  Cost of product sales                                            65%           66%
  Operating expenses:
    Programming and distribution
      expenses                                                     69%           ---
    Compensation                                                   16%           17%
    Occupancy                                                      13%           16%
    Depreciation and amortization                                  17%           21%
  Selling, general and administrative                               9%            9%


The above table represents consolidated percentages of operating costs and expenses which include the Company's filmed entertainment business and a significant increase in the number of music stores in operation for the 1994 period and, accordingly, affect the comparability of period-to-period data as more fully described below.

COST OF PRODUCT SALES

Cost of product sales was $133,387,000 for the three months ended March 31, 1994 as compared to $86,014,000 for the same period of the prior year. The increase is generally consistent with the increase in product sales revenue during such period.

OPERATING EXPENSES

Programming and distribution expenses were $55,138,000 for the three months ended March 31, 1994. Such expenses relate to the operations of the Company's filmed entertainment business acquired in April 1993 and include amortization of film costs and program rights, amounts paid or due to producers, and other residual and profit participation expenses. See Note 3, Film Costs and Program Rights, of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of programming and distribution expenses.

Compensation, occupancy, and depreciation and amortization expenses, as percentages of revenue, declined in 1994 compared to 1993. These decreases relate principally to the inclusion of the Company's filmed entertainment business and a significant increase in the number of music stores in operation for the 1994 period. The ratios of compensation, occupancy, and depreciation and amortization expenses to the revenue of such acquired businesses are lower than the ratios historically achieved at the Company's video stores.

Compensation expenses were $113,297,000 for the three months ended March 31, 1994 as compared to $74,283,000 for the same period of the prior year. This increase is primarily a result of the continued expansion of the Company's business through the development and acquisition of video and music stores.

Occupancy expenses were $93,948,000 for the three months ended March 31, 1994 as compared to $67,926,000 for the same period of the prior year. The increase is primarily the result of the continued expansion of the Company's business through the development and acquisition of video and music stores.

Depreciation and amortization expenses were $117,528,000 for the three months ended March 31, 1994 as compared to $89,496,000 for the same period of the prior year. This increase is primarily the result of the Company's continued investment in capital additions, particularly videocassette rental inventory.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $63,634,000 for the three months ended March 31, 1994 as compared to $38,751,000 for the same period of the prior year. This increase primarily reflects expenditures associated with the expansion of the Company's business through the development and acquisition of video and music stores and certain professional fees incurred in connection with the Company's agreement to merge with Viacom.

INTEREST EXPENSE

Interest expense was $11,619,000 for the three months ended March 31, 1994 as compared to $6,559,000 for the same period of the prior year. This increase relates primarily to an increase in the Company's indebtedness resulting from the financing of its investments in Viacom. As a result, the Company expects interest expense for future periods to remain higher as compared to prior periods.

PROVISION FOR INCOME TAXES

The effective rates of income tax expense for the periods presented are based upon the Company's anticipated annual effective income tax rate.

                              FINANCIAL CONDITION

The Company believes that its financial condition remains strong and that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

WORKING CAPITAL

Working capital at March 31, 1994 was a deficit of $754,163,000 as compared to $105,485,000 at December 31, 1993. The decrease of $859,648,000 from the end of last year was due primarily to increased short-term indebtedness related to the Company's financing of its investment in non-voting Viacom Class B common stock which is a non-current asset. The Company believes it will be able to refinance such indebtedness on a long-term basis prior to its maturity.

Accounts payable were $205,965,000 at March 31, 1994, a decrease of $163,850,000 from December 31, 1993. This decrease reflects the completion of the holiday selling cycle, including payments for a significant level of product purchases typically made in the fourth quarter of each year and the returns of certain seasonal products pursuant to prior agreements with vendors which are consistent with current industry practices.

Accrued liabilities were $157,842,000 at March 31, 1994, a decrease of $19,853,000 from December 31, 1993. This decrease is due primarily to the reduction of sales tax and payroll accruals, and advanced license fees and deferred revenue which are related to the Company's filmed entertainment business.

INVESTMENTS IN VIACOM INC.

Investments in Viacom increased by $878,645,000 over December 31, 1993. This increase is a result of the Company's purchase of non-voting Viacom Class B common stock for approximately $1,250,000,000 and the subsequent reduction in the carrying value of such investment to reflect fair value. See Note 7, Investments in Viacom Inc., of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the Viacom investments and this fair value adjustment.

OTHER ASSETS

Other assets were $364,648,000 at March 31, 1994, an increase of $41,690,000 over December 31, 1993. This increase is primarily a result of the Company's continued investment in less than majority-owned businesses.

                               CASH FLOWS

Cash and cash equivalents decreased by $18,019,000 during the three months ended March 31, 1994 as compared to a $17,746,000 decrease in the comparable 1993 period. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased to $31,851,000 for the first three months of 1994 from $63,950,000 for the comparable period of 1993. This decrease is primarily a result of the reduction in accounts payable, which include payments for a significant level of product purchases typically made in the first quarter of each year. The seasonal reduction in accounts payable for the three months ended March 31, 1994 exceeded the reduction for the comparable period in 1993 due primarily to the increased number of video and music stores in operation and the increased amount of product purchased per store. Cash provided by operating activities combined with certain cash provided by financing activities in each of the comparable periods of 1994 and 1993 were used to fund capital additions and acquisitions as the Company's business expanded during these periods.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital additions for new and existing stores and cash used in business acquisitions and investments comprise most of the Company's investing activities. Capital additions, which primarily consist of purchases of videocassette rental inventory and property and equipment, were $182,888,000 for the three months ended March 31, 1994 and $110,685,000 for the comparable period in 1993.

During the first three months of 1994, the Company purchased approximately $1,250,000,000 of non-voting Viacom Class B common stock. See "Viacom Inc. Agreements" of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of this investment.

During the first three months of 1994 and 1993, the Company opened or acquired a net of 64 and 30 video stores, respectively.

During the remainder of 1994, the Company believes that it will continue to purchase videocassettes and property and equipment in a manner substantially consistent with historical practices.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities during the three months ended March 31, 1994 and 1993 resulted from commercial bank borrowings, repayments of such bank borrowings, a public debt offering, issuances of Common Stock and the payment of cash dividends. The commercial bank borrowings in 1994 were primarily used to fund the Company's investment in non-voting Viacom Class B common stock.
The other financing activities combined with cash provided by operating activities were used to fund capital additions and acquisitions as the Company's business expanded during these periods. The Company from time to time may seek additional or alternate sources of financing.

                                    PART II.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (2) Agreement and Plan of Merger, dated as of January 7, 1994, between the Registrant and Viacom Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 7, 1994).

         (10.1) Subscription Agreement, dated as of January 7, 1994, between the Registrant and Viacom Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 7, 1994).

         (10.2) Credit Agreement, dated as of February 15, 1994, by and among the Registrant, BA Securities, Inc., as Arranger, Bank of America Trust and Savings Association, as Agent, and certain other financial institutions (incorporated by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K dated February 15, 1994).

         (10.3) Registrant's 1994 Stock Option Plan which is subject to stockholder approval (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

(b)      Reports on Form 8-K:

         (1) Form 8-K dated January 7, 1994 relating to the Company's Agreement and Plan of Merger with Viacom Inc.

         (2) Form 8-K dated February 15, 1994 relating to the Company's Credit Agreement pursuant to which certain financial institutions agreed to advance the Company on an unsecured basis an aggregate of $1,000,000,000 for the purchase of shares of capital stock of Viacom Inc. pursuant to the Subscription Agreement dated January 7, 1994 between the Company and Viacom Inc.

         (3) Form 8-K dated March 10, 1994 relating to the Company's completed purchase from Viacom Inc. of 22,727,273 shares of Viacom Class B common stock pursuant to the subscription agreement dated January 7, 1994, between the Company and Viacom for an aggregate purchase price of $1.25 billion.

         (4) Form 8-K dated May 5, 1994 relating to the letter dated May 4, 1994 mailed to the Company's shareholders, in connection with the Company's annual meeting of shareholders to be held May 24, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BLOCKBUSTER ENTERTAINMENT
                                        CORPORATION


DATE: May 13, 1994                      /s/ Gregory K. Fairbanks
                                        ------------------------
                                        Gregory K. Fairbanks
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer)