Form 10-Q
period 1994-06-30
BLOCKBUSTER ENTERTAINMENT CORP
filed 1994-08-15
CIK 710979

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended June 30, 1994 or

    [  ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from         to
                                          ---------   ---------

                        Commission file number: 0-12700


                     BLOCKBUSTER ENTERTAINMENT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                      75-1849418
    (State or other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


         ONE BLOCKBUSTER PLAZA
        FORT LAUDERDALE, FLORIDA                                 33301
(Address of Principal Executive Offices)                      (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (305) 832-3000


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         On August 3, 1994, the registrant had 253,522,612 outstanding shares of common stock, $.10 par value.

                                     INDEX


                        PART I.  FINANCIAL INFORMATION

                                                                   Page(s)

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets -
          June 30, 1994 and December 31, 1993                         3

Unaudited Condensed Consolidated Statements of
          Operations - Three Months and Six Months Ended
          June 30, 1994 and 1993                                      4

Unaudited Condensed Consolidated Statement of
          Changes in Shareholders' Equity - Six Months
          Ended June 30, 1994                                         5

Unaudited Condensed Consolidated Statements of Cash
          Flows - Six Months Ended June 30, 1994 and 1993             6

Notes to Unaudited Condensed Consolidated Financial
          Statements                                               7-17


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS         18-26


                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS         27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            27

                                    PART I.
ITEM 1.  Financial Statements

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                              June 30,            December 31,
                                                                                1994                  1993
                                                                                ----                  ----
                                                 ASSETS
                                                 ------
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   62,487             $   95,254
  Accounts and notes receivable,
    less allowance                                                             155,415                135,172
  Merchandise inventories                                                      375,554                350,763
  Film costs and program rights, net                                           151,735                117,324
  Other                                                                         51,461                 50,210
                                                                            ----------             ----------
     Total Current Assets                                                      796,652                748,723

VIDEOCASSETTE RENTAL INVENTORY, NET                                            497,925                470,223
PROPERTY AND EQUIPMENT, NET                                                    633,183                522,745
INTANGIBLE ASSETS, NET                                                         903,928                856,318
INVESTMENTS IN VIACOM INC.                                                   1,581,730                600,000
OTHER ASSETS                                                                   401,238                322,958
                                                                            ----------             ----------
                                                                            $4,814,656             $3,520,967
                                                                            ==========             ==========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
  Short-term debt and current portion
    of long-term debt                                                       $1,000,000             $    9,083
  Accounts payable                                                             198,248                369,815
  Accrued liabilities                                                          171,323                177,695
  Accrued participation expenses                                                51,609                 43,013
  Income taxes payable                                                          48,973                 43,632
                                                                            ----------             ----------
    Total Current Liabilities                                                1,470,153                643,238

LONG-TERM DEBT, LESS CURRENT PORTION                                         1,152,000                603,496
OTHER LIABILITIES                                                               78,603                 59,999
MINORITY INTERESTS IN SUBSIDIARIES                                              93,824                 90,834
COMMITMENTS AND CONTINGENCIES                                                      ---                    ---

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; authorized
    500,000 shares; none issued                                                    ---                    ---
  Common stock, $.10 par value; authorized
    800,000,000 shares; issued and
    outstanding 249,233,467 and 247,380,069
    shares, respectively                                                        24,923                 24,738
  Capital in excess of par value                                             1,608,472              1,564,685
  Cumulative foreign currency translation
    adjustment                                                                 (32,455)               (38,143)
  Unrealized holding loss on
    available-for-sale securities                                             (276,123)                   ---
  Retained earnings                                                            695,259                572,120
                                                                            ----------             ----------
    Total Shareholders' Equity                                               2,020,076              2,123,400
                                                                            ----------             ----------
                                                                            $4,814,656             $3,520,967
                                                                            ==========             ==========

                The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                   -------------------------          ---------------------------
                                                    1994               1993             1994                1993
                                                    ----               ----             ----                ----
 REVENUE:
   Rental revenue                                   $372,307         $277,954         $  764,925          $569,352
   Product sales                                     199,300          128,788            404,630           259,141
   Other revenue                                     104,653           85,716            203,235            97,363
                                                    --------         --------         ----------          --------
                                                     676,260          492,458          1,372,790           925,856

 OPERATING COSTS AND EXPENSES:
   Cost of product sales                             127,367           81,471            260,754           167,485
   Operating expenses                                378,278          293,091            758,189           524,796
   Selling, general and
     administrative                                   51,736           36,167            115,369            74,918
                                                    --------         --------         ----------          --------

 OPERATING INCOME                                    118,879           81,729            238,478           158,657

 INTEREST EXPENSE                                    (28,318)          (9,353)           (39,937)          (15,912)
 INTEREST INCOME                                       1,144            2,716              2,540             4,497
 GAIN FROM EQUITY INVESTMENT                             ---            2,979                ---             2,979
 OTHER INCOME (EXPENSE), NET                           8,297           (2,534)            14,148            (4,312)
                                                    --------         --------         ----------          --------

 INCOME BEFORE INCOME TAXES                          100,002           75,537            215,229           145,909

 PROVISION FOR INCOME TAXES                           37,001           27,571             79,635            53,257
                                                    --------         --------         ----------          --------

 NET INCOME                                         $ 63,001         $ 47,966         $  135,594          $ 92,652
                                                    ========         ========         ==========          ========

 Net Income per Common Share - assuming full
   dilution                                         $    .25         $    .22         $      .53          $    .44
                                                    ========         ========         ==========          ========





   The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                 (In thousands)





                                                           Capital in        Cumulative      Unrealized
                                            Common         Excess of        Translation       Holding         Retained
                                            Stock          Par Value         Adjustment         Loss          Earnings
                                           ---------       ----------       -----------      ----------       --------
 Balance at December 31, 1993              $ 24,738        $1,564,685         $(38,143)      $     ---        $572,120

 Net income for the period                      ---               ---              ---             ---         135,594

 Stock issued in acquisitions
   and investments                              130            35,200              ---             ---             ---

 Sales of common stock                           55             8,587              ---             ---             ---

 Cash dividends                                 ---               ---              ---             ---         (12,455)

 Foreign currency
   translation adjustment                       ---               ---            5,688             ---             ---

 Unrealized holding loss
   on available-for-sale
   securities                                   ---               ---              ---        (276,123)            ---
                                           --------        ----------         --------       ---------        --------
 Balance at June 30, 1994                  $ 24,923        $1,608,472         $(32,455)      $(276,123)       $695,259
                                           ========        ==========         ========       =========        ========





The accompanying notes are an integral part of these statements.

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                             June 30
                                                                                -------------------------------
                                                                                   1994                 1993
                                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  135,594            $  92,652
  Adjustments to reconcile net income to cash
   flows from operating activities:
    Depreciation and amortization                                                  235,005              186,073
    Amortization of film costs                                                      82,307               26,830
    Additions to film costs and program rights                                     (96,671)             (34,226)
    Interest on subordinated convertible debt                                          ---                4,741
    Gain from equity investment                                                        ---               (2,979)
    Changes in operating assets and
     liabilities, net of effects from
     purchase transactions:
      (Increase) decrease in accounts
       receivable                                                                    2,483               (9,945)
      Increase in merchandise inventories                                          (25,252)              (7,520)
      Increase in other current assets                                              (2,216)              (9,284)
      Decrease in accounts payable and
       accrued items                                                              (199,814)            (101,868)
      Increase in income taxes payable
       and related items                                                            24,359               19,022
    Other                                                                          (13,322)              10,350
                                                                                ----------            ---------
                                                                                   142,473              173,846
                                                                                ----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of videocassette
   rental inventory                                                               (229,369)            (188,505)
  Disposals of videocassette
   rental inventory                                                                 33,637               18,762
  Purchases of property and equipment                                             (157,463)             (55,186)
  Purchase of Viacom Inc. securities                                            (1,250,000)                 ---
  Net cash used in business combinations and
   investments                                                                    (101,510)             (49,406)
  Other                                                                             (6,188)              (1,537)
                                                                                ----------            ---------
                                                                                (1,710,893)            (275,872)
                                                                                ----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common
   stock, net                                                                        8,642               65,379
  Proceeds from debt                                                             3,001,000              631,410
  Repayments of debt                                                            (1,461,579)            (564,726)
  Cash dividends paid                                                              (12,410)              (7,672)
  Other                                                                                ---              (15,571)
                                                                                ----------            ---------
                                                                                 1,535,653              108,820
                                                                                ----------            ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (32,767)               6,794
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                         95,254               43,358
                                                                                ----------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   62,487            $  50,152
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

The accompanying financial statements also include the financial position and results of operations of WJB Video Limited Partnership and certain of its affiliates ("WJB"), with which the Company merged in August 1993. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, these financial statements and notes thereto have been restated as if the companies had operated as one entity since inception. See Note 16, Business Combinations and Investments, for a further discussion of this transaction.

2.       MERCHANDISE INVENTORIES

Merchandise inventories, consisting primarily of prerecorded music and videocassettes, are stated at the lower of cost or market. Cost is determined using the moving weighted average or the retail inventory method, the uses of which approximate the first-in, first-out basis.


3.       FILM COSTS AND PROGRAM RIGHTS

Film costs and program rights relate to the operations of the Company's filmed entertainment business. See Note 16, Business Combinations and Investments. Film costs and program rights include production or acquisition costs (including advance payments to producers), capitalized overhead and interest, prints, and advertising expected to benefit future periods. These costs are amortized, and third party participations and residuals are accrued, in the ratio that the current year's gross revenue bears to estimated future gross revenue, calculated on an individual product basis.

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

The components of film costs and program rights, net of amortization, are as follows:

                                                   June 30,                 December 31,
                                                    1994                        1993
                                                 ----------                 ------------
Film costs:
  Released                                       $  82,476                   $  77,204
  In process and other                              26,717                      22,009
Program rights                                     146,780                      89,690
                                                 ---------                   ---------
                                                   255,973                     188,903
Less: non-current portion                         (104,238)                    (71,579)
                                                 ---------                   ---------
Current portion of film costs
  and program rights                             $ 151,735                   $ 117,324
                                                 =========                   =========

The non-current portion of film costs and program rights is included in other assets.


4.       VIDEOCASSETTE RENTAL INVENTORY

Videocassettes are recorded at cost and amortized over their estimated economic lives with no provision for salvage value. Videocassettes which are considered base stock are amortized over thirty-six months on a straight-line basis. Videocassettes which are considered new release feature films frequently ordered in large quantities to satisfy initial demand ("hits") are, except as discussed below, amortized over thirty-six months on an accelerated basis. "Hit" titles for which ten or more copies per store are purchased are, for the tenth and any succeeding copies, amortized over nine months on an accelerated basis.

Videocassette rental inventory and related amortization are as follows:

                                                   June 30,                 December 31,
                                                    1994                       1993
                                                 ----------                 ------------
Videocassette rental inventory                   $ 894,416                   $ 841,488
Less:  accumulated amortization                   (396,491)                   (371,265)
                                                 ---------                   ---------
                                                 $ 497,925                   $ 470,223
                                                 =========                   =========

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.       PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation and amortization expense is provided over the estimated lives of related assets using the straight-line method. The components of property and equipment are as follows:

                                                                                June 30,           December 31,
                                                           Life                  1994                  1993
                                                       ------------          ------------          ------------
 Land and buildings                                    15-32 Years            $  92,912             $  77,715
 Leasehold improvements                                 2-10 Years              345,194               281,992
 Furniture and fixtures                                 2-10 Years              205,393               178,578
 Equipment                                              2-10 Years              242,524               194,125
                                                                              ---------             ---------
                                                                                886,023               732,410
 Less:  accumulated depreciation
        and amortization                                                       (252,840)             (209,665)
                                                                              ---------             ---------
                                                                              $ 633,183             $ 522,745
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

Accumulated amortization of intangible assets at June 30, 1994 and December 31, 1993 was $59,460,000 and $45,286,000, respectively.

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

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to carry its investment in non-voting Viacom Class B common stock at fair value. Pursuant to the provisions of SFAS No. 115, the Company has classified its investment in non-voting Viacom Class B common stock as an "available-for-sale security". Accordingly, based upon the quoted market price of such common stock and assuming that Viacom would have elected to satisfy its make-whole obligation using the method that results in the maximum unrealized holding loss to the Company, at June 30, 1994 the carrying value of the Company's investment has been reduced to $981,730,000. The corresponding unrealized holding loss resulting from such reduction has been excluded from net income and reported in a separate component of shareholders' equity.

In October 1993, the Company purchased 24,000,000 shares of newly-issued Series A cumulative convertible preferred stock of Viacom for an aggregate purchase price of $600,000,000, representing a purchase price of $25 per share. The preferred stock provides for the payment of quarterly dividends at an annual rate of 5% and is convertible into non-voting Viacom Class B common stock at a conversion price of $70 per share. The preferred stock is redeemable at the option of Viacom beginning in October 1998. Since the preferred stock is an unlisted equity security, the provisions of SFAS No. 115 described above are not applicable to this investment. However, based upon a valuation which considered the terms and conditions of the preferred stock as well as comparisons to other similar securities, the Company estimates the fair value of such investment to be approximately $440,000,000 at June 30, 1994.

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

10.      DEBT

Debt consists of the following:

                                                                                 June 30,             December 31,
                                                                                  1994                   1993
                                                                              ------------            ------------
  Bank term loan, interest at eurodollar
  rate plus .75% (5.56% at June 30, 1994)                                      $1,000,000              $     ---

  Payable to banks under an unsecured
  revolving credit agreement, interest
  at 5.09% at June 30, 1994                                                     1,000,000                411,000

  Unsecured senior notes, interest fixed
  at 6.625%                                                                       150,000                150,000

  Bank term loan, interest at eurodollar
  rate plus 2% (5.62% at December 31, 1993)                                           ---                 49,579

  Payable to others, interest at 10.00%                                             2,000                  2,000
                                                                               ----------              ---------

  Total debt                                                                    2,152,000                612,579

  Less: current portion                                                        (1,000,000)                (9,083)
                                                                               ----------              ---------

  Long-term debt, less current portion                                         $1,152,000              $ 603,496
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

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


11.      SHAREHOLDERS' EQUITY

As of June 30, 1994, approximately 48,879,000 shares of the Company's common stock, $.10 par value ("Common Stock") were reserved for issuance under employee benefit and dividend reinvestment plans, upon exercise of certain warrants and options, and in connection with potential acquisitions of other businesses, properties or securities.

During the six months ended June 30, 1994, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 300,000,000 to 800,000,000 shares.

Cash dividends of five cents per common share were declared during the six months ended June 30, 1994.

During the six months ended June 30, 1994, an unrealized holding loss of $276,123,000 resulting from a fair value adjustment to the Company's investment in non-voting Viacom Class B common stock was reported in a separate component of shareholders' equity. See Note 7, Investments in Viacom Inc., for a further discussion of this fair value adjustment.

12.      GAIN FROM EQUITY INVESTMENT

It is the Company's policy to record gains or losses from the sale or issuance of previously unissued stock by its subsidiaries or by companies in which the Company is an equity investor and accounts for its investment using the equity method. The Company's consolidated results of operations for the three months ended June 30, 1993 include a gain before income taxes of $2,979,000 resulting from the Company's investment in Discovery Zone, Inc. ("Discovery Zone") and a subsequent initial public offering of 5,000,000 common shares by Discovery Zone in June 1993. Discovery Zone owns, operates and franchises indoor recreational facilities for children.

13.      INCOME TAXES

Income taxes have been provided for based on the Company's anticipated annual effective income tax rate.

14.      NET INCOME PER SHARE

Net income per common share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing net income per common share, the Company utilizes the treasury stock method. For the three and six months ended June 30, 1993, computation of net income per common share on a fully diluted basis assumes conversion of the Liquid Yield Option Notes ("LYONs") which were outstanding during this period, resulting in an adjustment to net income for the hypothetical elimination of interest expense, net of tax, related to the LYONs.

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



The information required to compute net income per common share on a primary and fully diluted basis is presented below:

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                          June 30,
                                                         --------------------------        -----------------------
   Primary:                                                1994             1993             1994            1993
                                                         --------          --------        --------       --------
     Weighted average number of
       common and common
       equivalent shares                                  253,990         214,547          253,901         208,928
                                                         ========        ========         ========        ========
     Fully diluted:

     Net income                                          $ 63,001        $ 47,966         $135,594        $ 92,652

     Interest expense related to
       LYONs, net of tax                                      ---           1,561              ---           3,081
                                                         --------        --------         --------        --------
     Adjusted net income                                 $ 63,001        $ 49,527         $135,594        $ 95,733
                                                         ========        ========         ========        ========

     Weighted average number of
       common and common
       equivalent shares                                  253,993         215,308          253,902         209,642

     Shares issued upon assumed
       conversion of LYONs                                    ---           8,300              ---           8,300
                                                         --------        --------         --------        --------
     Shares used in computing
       net income per common
       share - assuming full
       dilution                                           253,993         223,608          253,902         217,942
                                                         ========        ========         ========        ========

             BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


15.      STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant transactions for the six months ended June 30, 1994 is as follows:

 Options and warrants outstanding at
   beginning of period                                                 18,314
 Granted                                                                5,426
 Exercised                                                               (373)
 Cancelled                                                               (475)
                                                                       ------
 Options and warrants outstanding at
   end of period                                                       22,892
                                                                       ======
 Average price of options and warrants
    exercised                                                          $11.78
 Prices of options and warrants
    outstanding at end of period                                   $1.08 to $33.50
 Average price of options and warrants
    outstanding at end of period                                       $18.21
 Vested options and warrants at end
    of period                                                          12,475
 Options available for future grants at
    end of period                                                      11,849

16.      BUSINESS COMBINATIONS AND INVESTMENTS

All business combinations discussed below, except for the merger with WJB, were accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

During the six months ended June 30, 1994, the Company acquired businesses that own and operate video stores and indoor recreational facilities for children, invested in a business which develops, publishes and distributes interactive software and acquired a distributor of filmed entertainment. The aggregate purchase price paid by the Company was approximately $141,195,000 and consisted of cash and 1,304,864 shares of the Company's Common Stock.

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

During the second quarter of 1993, the Company acquired a majority of the common stock of Spelling Entertainment Group Inc. and subsidiaries ("Spelling"), a producer and distributor of filmed entertainment. The aggregate consideration paid by the Company totaled approximately $163,369,000 and consisted of cash and 9,278,034 shares of Common Stock. The Company also issued to certain sellers of Spelling's common stock, warrants to acquire an aggregate of 2,000,000 shares of its Common Stock at an exercise price of $25 per share. Additionally, in October 1993, the Company exchanged 3,652,542 shares of Common Stock for 13,362,215 newly-issued shares of Spelling's common stock. As a result of the transactions described above, the Company owned approximately 70.5% of the outstanding common stock of Spelling at June 30, 1994.

The Company's consolidated results of operations for the six months ended June 30, 1993, on an unaudited pro forma basis assuming the acquisitions of Super Club and Spelling had occurred as of January 1, 1993 are as follows:

 Revenue                                                                  $1,153,271
                                                                          ==========

 Net income                                                               $   96,046
                                                                          ==========

 Net income per common share -
   assuming full dilution                                                 $      .41
                                                                          ==========

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


The purchase price allocations for business combinations and investments during the six months ended June 30, 1994 and 1993, as described above, were as follows:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              -------------------------------
                                                                                1994                   1993
                                                                              --------               --------
 Videocassette rental inventory                                               $  4,619               $  6,436
 Property and equipment                                                          1,859                  6,391
 Intangible assets                                                              58,638                279,372
 Other assets                                                                   74,168                127,884
 Working capital (deficiency), excluding
   cash acquired                                                                13,901                 (8,083)
 Debt assumed                                                                      ---                (91,988)
 Other liabilities                                                             (16,345)               (20,128)
 Minority interests in subsidiaries                                                ---                (76,137)
 Common stock issued                                                           (35,330)              (174,341)
                                                                              --------               --------
 Net cash used in business combinations
   and investments                                                            $101,510               $ 49,406
                                                                              ========               ========

The amounts presented above for the six months ended June 30, 1994 reflect the preliminary purchase price allocations for business combinations.

17.      LEGAL MATTERS

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

            BLOCKBUSTER ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


18.      OTHER MATTERS

In July 1994, the Company reached an agreement in principle to exercise its option from DKB Investments L.P. pursuant to which the Company would increase its ownership of Discovery Zone common stock to approximately 50.1%. In addition, the Company reached an agreement in principle whereby Discovery Zone will acquire all of the franchised Discovery Zone facilities and territories currently owned by the Company in exchange for 4,500,000 newly-issued shares of Discovery Zone common stock. Donald F. Flynn, Chairman of the Board and Chief Executive Officer of Discovery Zone and a partner of DKB Investments L.P., is a member of the Company's Board of Directors. Consummation of the transactions is subject, among other things, to approvals by a special committee of the Company's Board of Directors as such committee shall deem to be necessary, receipt by such committee of a financial fairness opinion, negotiation and execution of definitive agreements and other customary conditions.

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

During the six months ended June 30, 1994 the Company acquired businesses that own and operate video stores and indoor recreational facilities for children, invested in a business which develops, publishes and distributes interactive software and acquired a distributor of filmed entertainment. The aggregate purchase price paid by the Company was approximately $141,195,000 and consisted of cash and 1,304,864 shares of the Company's common stock, $.10 par value ("Common Stock").

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

During the second quarter of 1993, the Company acquired a majority of the common stock of Spelling Entertainment Group Inc. and subsidiaries ("Spelling"), a producer and distributor of filmed entertainment. The aggregate consideration paid by the Company totaled approximately $163,369,000 and consisted of cash and 9,278,034 shares of Common Stock. The Company also issued to certain sellers of Spelling's common stock, warrants to acquire an aggregate of 2,000,000 shares of its Common Stock at an exercise price of $25 per share. Additionally, in October 1993, the Company exchanged 3,652,542 shares of Common Stock for 13,362,215 newly-issued shares of Spelling's common stock. As a result of the transactions described above, the Company owned approximately 70.5% of the outstanding common stock of Spelling at June 30, 1994.

The Company may from time to time invest in or acquire other businesses, properties or securities.

                             RESULTS OF OPERATIONS

The Company continued its record of profitable growth during the three and six
month periods ended June 30, 1994.   Revenue for the three and six month
periods ended June 30, 1994 was $676,260,000 and $1,372,790,000, respectively, increases of 37% and 48% over the same periods of the prior year. Net income for the three and six month periods ended June 30, 1994 was $63,001,000 and $135,594,000, respectively, increases of 31% and 46% over the same periods of the prior year. Net income per share for the three and six month periods ended June 30, 1994 was $.25 and $.53, respectively, increases of 14% and 20% over the same periods of the prior year. The strong performance of a greater number of stores in operation, including newly acquired video and music stores, the addition of the Company's filmed entertainment business and 13.1% and 12.0% increases in same store revenue for video stores in operation for more than one year for the three and six month periods ended June 30, 1994, respectively, contributed to the significant increases in revenue, net income and net income per share.

The following table sets forth the number of stores in operation as of June 30:

                                          1994             1993
                                         -----            -----
    Video stores:
      Company-owned                      2,829            2,340
      Franchise-owned                      926              918
                                         -----            -----
                                         3,755            3,258
                                         =====            =====

    Music stores:
      Company-owned                        521              237
      Joint venture                         20               15
                                         -----            -----
                                           541              252
                                         =====            =====

RENTAL REVENUE

Rental revenue was $372,307,000 and $764,925,000 for the three and six month periods ended June 30, 1994, respectively, representing increases of 34% over the same periods of the prior year. The significant increase in rental revenue is primarily the result of the increased number of video stores in operation and increased same store rental revenue for video stores in operation for more than one year.

PRODUCT SALES

Product sales revenue consists primarily of revenue generated from product sales at music and video stores. Product sales at music stores consist principally of sales of compact discs, audiocassettes and other music related items.

Product sales at video stores consist principally of sales of prerecorded videocassettes, confectionery items and video accessories.

The following table sets forth the components of product sales revenue (in thousands):

                                  Three Months Ended                 Six Months Ended
                                       June 30,                         June 30,
                              ------------------------          -------------------------
                               1994             1993               1994            1993
                              --------        --------          --------        ---------
     Product Sales:
       Music stores           $117,520        $ 75,912          $239,540        $149,627
       Video stores             73,396          46,225           147,003          94,502
       Other                     8,384           6,651            18,087          15,012
                              --------        --------          --------        --------

                              $199,300        $128,788          $404,630        $259,141
                              ========        ========          ========        ========

The significant increase in product sales at music stores for the three and six month periods ended June 30, 1994 is due primarily to product sales generated at Super Club music stores, which were acquired by the Company in November 1993.


The significant increase in product sales at video stores for the three and six month periods ended June 30, 1994 is primarily due to a greater number of stores in operation and an increase in product sales on a per store basis.
This increase reflects the Company's continued emphasis on sales of products in its video stores, including increases in the number of prerecorded videocassettes, confectionery items and video accessories available for sale. Revenue from product sales at video stores represented approximately 16% of total video store revenue for the three and six month periods ended June 30, 1994, respectively, as compared to 14% for each of the same periods of the prior year.

OTHER REVENUE

The following  table  sets  forth  the  components  of  other  revenue
(in thousands):

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                    ------------------------         ------------------------
                                                     1994             1993            1994             1993
                                                    -------         --------         -------        ---------
     Programming and distribution
       revenue                                      $ 84,232        $ 71,969         $164,645       $ 71,969
     Royalties and other                              20,421          13,747           38,590         25,394
                                                    --------        --------         --------       --------

                                                    $104,653        $ 85,716         $203,235       $ 97,363
                                                    ========        ========         ========       ========

The increase in programming and distribution revenue for the three months ended June 30, 1994 is primarily a result of an acquisition of a distributor of filmed entertainment which occurred during such period.

The increase in programming and distribution revenue for the six months ended June 30, 1994 is primarily a result of the timing of the acquisition of the Company's filmed entertainment business which occurred in April 1993.

OPERATING COSTS AND EXPENSES

The following table sets forth the cost of product sales as a percentage of product sales revenue and programming and distribution expenses as a percentage of programming and distribution revenue. All other operating expenses and selling, general and administrative expenses are shown as a percentage of total revenue for the periods presented below:

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                  --------------------            ------------------
                                                                  1994            1993            1994          1993
                                                                  ----            ----            ----          ----
  Cost of product sales                                            64%             63%             64%           65%
  Operating expenses:
    Programming and distribution
      expenses                                                     63%             67%             66%           67%
    Compensation                                                   16%             16%             16%           17%
    Occupancy                                                      14%             14%             14%           15%
    Depreciation and amortization                                  17%             20%             17%           20%
  Selling, general and administrative                               8%              7%              8%            8%


COST OF PRODUCT SALES

Cost of product sales was $127,367,000 and $260,754,000 for the three and six month periods ended June 30, 1994, respectively, as compared to $81,471,000 and $167,485,000 for the same periods of the prior year. The increase is generally consistent with the increase in product sales revenue during such period.

OPERATING EXPENSES

Programming and distribution expenses relate to the Company's filmed entertainment business which was acquired in April 1993. Such expenses were $52,945,000 and $108,083,000 for the three and six month periods ended June 30, 1994, respectively, as compared to $47,960,000 for the three and six month periods ended June 30, 1993. Programming and distribution expenses include amortization of film costs and program rights, amounts paid or due to producers, and other residual and profit participation expenses. The decrease in programming and distribution expenses, as a percentage of revenue, for the three month period ended June 30, 1994 relates principally to the recognition of revenue on certain high margin license agreements during such period. See
Note 3, Film Costs and Program Rights, of Notes to Unaudited Condensed

Consolidated Financial Statements for a further discussion of programming and distribution expenses.

Compensation expenses were $111,174,000 and $224,471,000 for the three and six month periods ended June 30, 1994, respectively, as compared to $81,117,000 and $155,400,000 for the same periods of the prior year. This increase is primarily a result of the continued expansion of the Company's business through the development and acquisition of video and music stores.

Occupancy expenses were $96,682,000 and $190,630,000 for the three and six month periods ended June 30, 1994, respectively, as compared to $67,437,000 and $135,363,000 for the same periods of the prior year. The increase is primarily the result of the continued expansion of the Company's business through the development and acquisition of video and music stores.

Depreciation and amortization expenses were $117,477,000 and $235,005,000 for the three and six month periods ended June 30, 1994, respectively, as compared to $96,577,000 and $186,073,000 for the same periods of the prior year. This increase is primarily the result of the Company's continued investment in capital additions, particularly videocassette rental inventory. Depreciation and amortization expenses, as percentages of revenue, declined in the three and six month periods ended June 30, 1994 compared to the same periods of 1993. These decreases relate principally to a significant increase in the number of music stores in operation for the 1994 periods and the inclusion of the Company's filmed entertainment business for the full six month period ended June 30, 1994 but only from April 1993 for the same period of the prior year. The ratio of depreciation and amortization expenses to the revenue of such acquired businesses is lower than the ratio historically achieved at the Company's video stores.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $51,735,000 and $115,369,000 for the three and six month periods ended June 30, 1994, respectively, as compared to $36,167,000 and $74,918,000 for the same periods of the prior year. This increase primarily reflects expenditures associated with the expansion of the Company's business through the development and acquisition of video and music stores.

INTEREST EXPENSE

Interest expense was $28,318,000 and $39,937,000 for the three and six month periods ended June 30, 1994, respectively, as compared to $9,353,000 and $15,912,000 for the same periods of the prior year. This increase relates primarily to an increase in the Company's indebtedness resulting from the financing of its investments in Viacom and, to a lesser extent, higher borrowing costs in the current periods. As a result, the Company expects interest expense for the foreseeable future to remain higher as compared to the prior year.

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

WORKING CAPITAL

Working capital at June 30, 1994 was a deficit of $673,501,000 as compared to $105,485,000 at December 31, 1993. The decrease of $778,986,000 from the end of last year was due primarily to increased short-term indebtedness related to the Company's financing of its investment in non-voting Viacom Class B common stock which is a non-current asset. The Company currently intends to refinance all amounts outstanding under its existing credit agreements pursuant to a new $2,500,000,000 credit facility to be established in accordance with the terms of a commitment letter dated June 30, 1994 with certain banks. The commitment letter provides that $1,000,000,000 of the revolving credit facility will expire 364 days after the closing date of the facility, with the option to convert any outstanding amount to a two-year term loan. The remaining $1,500,000,000 of the revolving credit facility will expire four years after the closing date of the facility. The interest rate for amounts outstanding will vary at certain margins above the average London interbank offered rate for one to six month Eurodollar deposits. The establishment of the credit facility pursuant to the commitment letter is subject to customary conditions and will require the Company to maintain certain financial ratios and comply with certain financial covenants.

The current portion of film costs and program rights were $151,735,000 at June 30, 1994, an increase of $34,411,000 from December 31, 1993. This increase is primarily a result of the Company's acquisition of a distributor of filmed entertainment during the three months ended June 30, 1994. Accounts payable were $198,248,000 at June 30, 1994, a decrease of $171,567,000 from December 31, 1993. This decrease reflects the completion of the holiday selling cycle, including payments for a significant level of product purchases typically made in the fourth quarter of each year and the returns of certain seasonal products pursuant to prior agreements with vendors which are consistent with current industry practices.

INVESTMENTS IN VIACOM INC.

Investments in Viacom increased by $981,730,000 over December 31, 1993.

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

OTHER ASSETS

Other assets were $401,238,000 at June 30, 1994, an increase of $78,280,000 from December 31, 1993. This increase is primarily a result of the Company's continued investment in less than majority-owned businesses.

                               CASH FLOWS

Cash and cash equivalents decreased by $32,767,000 during the six months ended June 30, 1994 as compared to a $6,794,000 increase in the comparable 1993 period. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash flows provided by operating activities decreased to $142,473,000 for the first six months of 1994 from $173,846,000 for the comparable period of 1993. This decrease is primarily a result of the reduction in accounts payable, which include payments for a significant level of product purchases typically made in the first quarter of each year. The seasonal reduction in accounts payable for the six months ended June 30, 1994 exceeded the reduction for the comparable period in 1993 due primarily to the increased number of video and music stores in operation and the increased amount of product purchased per store. Cash provided by operating activities combined with certain cash provided by financing activities in each of the comparable periods of 1994 and 1993 were used to fund capital additions and acquisitions as the Company's business expanded during these periods.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital additions for new and existing stores and cash used in business acquisitions and investments comprise most of the Company's investing activities. Capital additions, which primarily consist of purchases of videocassette rental inventory and property and equipment, were $386,832,000 for the six months ended June 30, 1994 and $243,691,000 for the comparable period in 1993.

During the first six months of 1994, the Company purchased approximately $1,250,000,000 of non-voting Viacom Class B common stock. See "Viacom Inc. Agreements" of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of this investment.

During the first six months of 1994 and 1993, the Company opened or acquired a net of 131 and 125 video stores, respectively.

During the remainder of 1994, the Company believes that it will continue to purchase videocassettes and property and equipment in a manner substantially consistent with historical practices.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities during the six months ended June 30, 1994 and 1993 resulted from commercial bank borrowings, repayments of such bank borrowings, a public debt offering, issuances of Common Stock and the payment of cash dividends. The commercial bank borrowings in 1994 were primarily used to fund the Company's investment in non-voting Viacom Class B common stock. The other financing activities combined with cash provided by operating activities were used to fund capital additions and acquisitions as the Company's business expanded during these periods. The Company from time to time may seek additional or alternate sources of financing.

                                    PART II.

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Company's Annual Meeting of Shareholders on May 24, 1994, the shareholders voted upon and elected the following directors and approved the following proposals:

(a)                                                         Votes Cast      Votes
                                                                For        Withheld
                                                            -----------   ----------
                 H. Wayne Huizenga                          209,003,281   1,149,136
                 Steven R. Berrard                          209,008,475   1,143,942
                 George D. Johnson, Jr.                     209,010,082   1,142,335
                 A. Clinton Allen, III                      209,011,461   1,140,956
                 John W. Croghan                            209,010,826   1,141,591
                 Donald F. Flynn                            209,011,287   1,141,130
                 John J. Melk                               209,009,925   1,142,492

(b) To adopt an amendment to the Company's Certificate of Incorporation, as amended, which increased the authorized shares of Common Stock of the Company from 300,000,000 shares to 800,000,000 shares (181,818,545 votes were cast for this matter, 27,753,939 were cast against and there were 579,933 abstentions and broker non-votes).

(c) To adopt the Company's 1994 Stock Option Plan covering 15,000,000 shares of Common Stock (161,045,058 votes were cast for this matter, 10,950,390 were cast against and there were 38,156,969 abstentions and broker non-votes).

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         (1) Form 8-K dated May 5, 1994 relating to the letter dated May 4, 1994 mailed to the Company's shareholders, in connection with the Company's annual meeting of shareholders to be held May 24, 1994.

         (2) Form 8-K dated July 18, 1994 relating to agreements in principle with Discovery Zone regarding a transaction in which Discovery Zone would acquire all of the franchised Discovery Zone facilities and territories currently owned by the Company and with DKB Investments, L.P. pursuant to which the Company would exercise its option to increase its ownership of Discovery Zone's common stock to approximately 50.1%.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BLOCKBUSTER ENTERTAINMENT
                                         CORPORATION


DATE:    August 12, 1994                 /s/ Gregory K. Fairbanks
                                         -----------------------------
                                         Gregory K. Fairbanks
                                         Senior Vice President,
                                         Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial Officer)